Form 10-K
period 2012-10-31
Skkynet Cloud Systems, Inc.
filed 2013-01-24
CIK 1546853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number)

20 Bay Street – Suite 1100,Toronto, Ontario Canada M5J 2N8
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (855) 755-9638

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒ No    ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes    ☒    No   ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,)    Yes    ☐ No    ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 22, 2013 was 49,334,000.  The aggregate number of shares of the voting stock held by non-affiliates on January 24, 2013 was 14,334,000. The shares do not trade on a public market; the market value of the shares is zero. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of our business activities, our revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated timelines and commencement of operations, and our projected earnings, costs, expenditures, cash flows, and financial results or to our expectations regarding future industry trends are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management's assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

All forward-looking statements are based upon information available to us on the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

•	our ability to attract new clients to enter into subscriptions or one time installations for our products and services;

•	our ability to service those clients effectively and induce them to renew their subscriptions to our products and services;

•	our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•
continued market acceptance of our products and services, including alternate ways of addressing  needs for coordination and control of manufacturing and financial services processes through modified or new technologies we create;

•
continued acceptance of our products and services as an effective method for delivering manufacturing and financial services management solutions and other manufacturing and financial services management applications;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to protect and defend our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	events in the markets for our products and applications and alternatives to our products and applications, in the United States and global markets generally;

•	future regulatory, judicial and legislative changes in our industry;

•	changes in the competitive environment in our industry and the markets in which we operate;
•	developments and acceptance, favorable and unfavorable, about the use of Cloud systems for the implementation of our products and services;

•	other factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K..

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

As used in this Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “Skkynet” and “Cogent” refer to Skkynet Cloud Systems, Inc., a Nevada corporation, and its subsidiaries.

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a newly-formed Nevada corporation headquartered in Toronto, Canada. Skkynet operates two different lines of business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.
In a report dated November 29, 2012 International Data Corporation (“IDC”) predicts that worldwide IT spending will grow 5.7% year over year to $2.1 trillion in 2013, while the IT industry redefines itself.  Gartner, Inc. (“Gartner”) issued a similar prediction for worldwide IT spending to grow 4.2% year over year to $3.7 trillion in 2013.  IDC also forecasted on September 11, 2012 that public IT Cloud services spending will approach $100 billion in 2016.  The same IDC research report states that over the next five years spending on public IT Cloud services will expand at a compound annual growth rate (CAGR) of 26.4 percent from over $40 billion in 2012.  On March 27, 2012, Gartner forecast that the worldwide Software-as-a-Service (“SaaS”) market is expected to grow from $12.3 billion in 2011 to $14.5 billion in 2012, an 18% annual increase, and to reach $22.1 billion in 2015.  According to a 2011 WinterGreen Research report, Cloud middleware systems markets will grow worldwide from $1.5 billion in 2010 to $4.3 billion by 2017.  Cloud computing middleware represents the base for development of all Cloud computing infrastructure as it supports systems integration and systems self-provisioning. In a report dated April 5, 2011, Infonetics Research forecasts the overall managed security services market, including Common Platform Enumeration (“CPE”), SaaS, and Cloud services, to reach just under $17 billion by 2015. In a whitepaper by Ovum dated May 2011, Cloud service adoption is reportedly up 61% from 2010 and 45% of multinational corporations (MNCs) already use Cloud sourcing for at least some elements of key IT services.

We provide software and related systems and facilities to collect, process and distribute real-time information over a network. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and where requested by a client, our web based assets, we give clients and their customers (to the extent relevant) the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop or otherwise influence these activities to conform to their plans.

We believe there is a steady movement of manufacturing facilities from developed countries to underdeveloped countries because of the economic advantages of lowering production costs; however, this relocation process should not be viewed in traditional frameworks alone. In the United States there is a movement from high to low-cost states such as Alabama, and, for other reasons, European and Asian manufacturers are locating their own manufacturing facilities within the United States. The tendency is to relocate physical plants while preserving the overall engineering skills, process analytics and related intellectual property and management systems at home. This geographical distinction between production and engineering requires the ability to remotely monitor these systems during operations to control processes in real-time while preserving the safety, confidentiality and integrity of the manufacturer’s process and information. Our products are designed to address these issues and concerns.

Although we are primarily involved thus far in the areas of industrial processing and financial services, the concepts and software underlying our existing products and services are applicable to a variety of areas including fleet tracking, energy usage monitoring and control including wind power, solar power and agriculture. Our products are modular in design, and are therefore well-suited for use in OEM and embedded products. We have obtained existing clients in some of these areas, but to date we have not had the resources to pursue systematically the marketing and sale of our products and services to these industries.

Our Status as an Emerging Growth Company

We are an “emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the fifth anniversary of the date it first sold securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which it first exceeds $1 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act also increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC”) reporting and disclosure rules. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things:

permitting EGCs to include only two years of audited financial statements in the registration statement filed under the Securities Act of 1933 (the “Securities Act”) for an IPO of common equity securities;
allowing EGCs to comply with the smaller reporting company version of Item 402 of Regulation S-K;
removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting;
removing the requirement to comply with the “say on pay” rules of the Securities Exchange Act of 1934 (the “Exchange Act”); and
the formation of certain committees and preparation of charters for such committees including compensation and nominating committees.

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. If the Company made this election it would mean that our financial reporting would not conform to that of existing smaller reporting companies formed prior to the passage of the JOBS Act. Accordingly, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to section 107(b) of the JOBS Act which means that our accounting and financial reporting requirements will conform to all requirements of existing “smaller reporting companies” under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the JOBS Act our election is irrevocable.

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $720,000 in annual revenues from its operations for its fiscal year ended October 31, 2011 and $730,000 in annual revenues for the fiscal year ended October 31, 2012.

Our business

We are an industrial middleware vendor that has specialized in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high speed redundancy facility and a web-based user interface providing desk-top quality graphics. We have a patent-pending technology that addresses the data transmission problems of data rate, latency, redundancy, and security in Cloud based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet.

Our system can operate as a simple add-on to existing Supervisory Control and Data Acquisition (SCADA) or as the basis for new deployment. SCADA is a system that collects information from various sensors installed at a factory or other remote locations. All of the collected data is sent to a common or central computer for further processing and storage and is used to describe control processes in various industries such as water treatment, manufacturing processes, and environmental procedures.

Our proposed Cloud services will be compatible with our existing software. Current customers of our DataHub® software will easily be able to configure it to immediately take advantage of our Cloud services as they become available. Our DataHub® software includes applications for all of the following uses:

—	real-time web display of data, which includes collaborative screen development and full permissions-based access;

—
connection to data from OPC (open process control) and DDE (dynamic data exchange) servers to produce immersive real-time displays to analyze the current status of factory production, embedded systems or financial strategies;

—
a feature that enables full data mirroring designed to overcome DCOM (distributed component object models) server issues to permit connection to the most recent data available if a server is temporarily unavailable;

—	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;

—	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system;

—	the ability to provide historical data for both QuickTrend and WebView trend displays;

—	data redundancy features;

—
network system monitoring with the ability to query the operating system it is running on for system status and resource capacity such that this system wide monitoring of critical network resources can help identify problems.

These DataHub® features make our existing customer base a logical first marketing source for the adoption of our Cloud services.

Our customers

Our customers can be broadly categorized into two groups: industrial automation and financial trading. Industrial automation systems (including remote monitoring and tracking systems) account for approximately 80% of revenue, while financial trading, software support, custom development and legacy system support account for the remainder.

In the industrial automation space, we have customers in a wide variety of business sectors including aerospace, automation and control, chemicals, communications, education, engineering, food and beverage, financial services, healthcare and pharmaceuticals, instrumentation, natural resources, and systems integrators, including several Fortune 100 and large multinational companies. Over a 5 year period we have provided our products and services to more than 600 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food& Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators.

In the last three years, none of our customers, with one exception, is responsible for more than 10% of our revenues, and twenty (20) customers account for approximately 50% of our gross revenues. During our last three fiscal years ended October 31, 2009, 2010 and 2011, one customer has accounted for 9%, 19% and 13%, respectively, of our gross revenues. Our customers have included many companies among the Fortune 500, and we have sold our products and services to at least 190 such customers in 2011, among the total of over 600 customers in the last 5 years.

Our financial customers are typically small to medium sized specialist trading firms or hedge funds targeting specific niches. We have customers working in risk management, futures trading, commodities trading, arbitrage, energy spot trading and other areas. Our software is used as a data transmission middleware allowing the customer’s analysts to apply proprietary algorithms to market data and then to distribute it to their clients at very high speed. Our customers in the financial sector are generally reluctant to share the details of their deployments due to competitive concerns, making sales by example more difficult.

Our products and services

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our current line of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based Saas products. Third, is the application of our products and services to new business lines such as Fleet Tracking Embedded Products, and Energy Usage Monitoring and Control. We have had limited resources to apply to marketing and sales in these areas, and we believe that this revenue can be created and improved through dedicated marketing and sales effort.

Our business is organized such that we license our software under a variety of packaging and financial arrangements. Our software is designed to be modular, such that the customer can choose from a variety of Product Packs and features to create the type of system that they require. There are currently nine (9) different Product Packs such as DataHub® OPC Tunneler and DataHub® WebView. Each Product Pack is a selection of different functionalities chosen from a total of 19 different available features. The customer selects the set of features it requires for its particular application, with the software licensing price determined by that feature set.

In addition, we offer customers the ability to license our products for use as SaaS with a view to relicensing them to others with whom they do business. We also offer our licenses with upgrades in the form of an on-going maintenance program and service program for which we charge additional fees depending upon the package of services requested.

We offer OEM customers the ability to re-brand our software to integrate it with their own product offering. This re-branding can be “shallow” or “deep.” Shallow rebranding modifies the icons, images, name and contact information our software presents to the end user. There is no attempt to hide the fact that the software was developed by us. Deep rebranding attempts to remove all visible indications that our software is being used by the OEM customer. This requires more work and ongoing maintenance, as well as formal agreements with regard to our intellectual property.

Industrial automation systems require expertise to configure properly. Generally the customer has in-house IT expertise regarding its particular process, but may have limited experience with our software or the details of communication integration. We offer consulting services to assist customers in configuring their systems and our software to smoothly integrate into their processes. We provide a limited amount of assistance at no charge as part of the sales cycle. Where the customer requires more involved assistance, we offer consulting services at market rates.

As part of our expansion into Cloud services, we will provide two types of Cloud service: remotely hosted Cloud systems, and locally hosted Cloud systems. In the remotely located case, we will maintain and manage the hardware and operating system infrastructure that allows users to access their industrial automation data via the Internet. In the locally hosted case, the customer is responsible for the hardware and data connectivity, and we will provide the software, and optionally the system administration for that software. A customer who wants a remotely located Cloud system will still be required to run some software locally. Effectively, our existing software will act as a bridge between the plant and the remote Cloud system. If the Cloud system becomes unavailable due to communication outage or hardware failure, the customer’s plant will still continue to run in isolation from the remote Cloud system, simply reconnecting once the remote system becomes available again. In effect, our Cloud offering will act as an extension of the local process to a wide-area network or to the Internet. For reasons of speed, security and resiliency we do not anticipate that customers will accept a purely Cloud-based system for their industrial automation data needs. This may change in future as technology and market expectations change.

Our software is available for download from our web site, www.cogentdatahub.com. A customer can install and use the software in demonstration mode for a limited amount of time, after which they can re-start the software to reset the time limit. This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase.

To ensure smooth implementation of our software in a customer’s environment we have organized 15 different technical partners in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring and maintenance of our products within their customer base. These technical partners are listed on our website. Ongoing, we will seek to recruit new technical partners.

Our service support to potential and existing customers

The nature of our market and our sales style demand timely and thorough customer support both before and after a sale is made. Because a potential customer can download and test our software, we provide service support even before the sale is made. This supplies the customer with a no-risk mechanism for ensuring that the software will work in their system, and gives us early feedback from the customer. If the customer has questions or concerns, they are answered immediately, making the subsequent sale and installation process simpler.

During the sales process, we work with customers via telephone or email to help them understand which product features are necessary for their projects. This starts with asking the customer to fill out a short questionnaire explaining their project needs when they ask for a cost quotation. If the customer is unsure about their software requirements, we assist by asking pertinent questions regarding the intended application and by providing clarification on the types of features they need.

We offer customer support via telephone during office hours, email, fax and Internet message board. Where appropriate, we offer live desktop-sharing sessions with customers via Cisco WebEx. This dramatically reduces the time to resolution when the customer’s network and security policy allow it. We have distributors in different parts of the world who offer support in the customer’s time zone and language. We place a high priority on support of distributors, including joint phone calls and WebEx sessions with their customers to arrive at quick and satisfactory resolutions.

We incentivize distributors to develop their technical support capabilities by offering a price discount structure on software sales based on the degree to which the distributor can handle technical support requests from customers. Our goal is to have our sales occur through a combination of our direct efforts and reliance upon our global network of distributors, where the distributor provides support to the customer, and we provide support to the distributor.

Our marketing

We have a variety of marketing activities. Our primary means of contacting customers is through our web site coupled with Google advertising. We use Google ad-words and search engine optimization to draw the attention of customers in our market. Our web site is technical in nature, and includes live demonstrations, training videos and instruction manuals. We invite potential customers to download trial versions of our software prior to purchase.

We maintain distribution relationships with 20 companies around the world, including the United States, Canada and Mexico, Europe (9), India, Japan (3), Korea, Russia and other parts of the former Soviet Union, South America and Taiwan (2). These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners.

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We maintain targeted banner advertising on the OPC Foundation web site ( www.opcfoundation.org ). This is augmented by a quarterly publication, OPConnect, in which we place product announcements and case studies. We send a monthly newsletter to an opt-in mailing list of more than 2500 customers and contacts. We produce periodic press releases through a web-based press release service. We maintain Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

We write and publish case studies of successful implementations of our software. These are sometimes produced in cooperation with distributors, and are occasionally published in industry trade magazines. We publish white papers on technical subjects and send them to prospects and distributors, as well as distribute them on our website and through trade magazine websites. These activities are focused on education rather than promotion.

Our revenue sources

Our revenue comes from the following sources:

·	Software licensing for industrial automation systems

·	Software licensing for OEM customers

·	Software licensing for financial trading systems

·	Software support program renewals

·	Legacy installation support

·	Custom integration and development

More than 80% of our revenues are derived from software licensing for industrial automation systems; while financial trading, software support, custom development and legacy system support account for the remainder.

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits and contractors of which about half is for software development; office and general; sales, marketing, advertising and promotion. In fiscal year 2011 we incurred a unique, one-time charge of approximately $350,000 for professional services in connection with the formation of Skkynet and the instant public offering filing, that accounted for approximately 35% of our expenses in that year. In future years we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase as well as the expenses associated with creating and maintaining a Cloud-based site for our customers.

Our business plans

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our current line of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based Saas products. Third, is the application of our products and services to new business lines such as Fleet Tracking, Embedded products, and Energy Usage Monitoring and Control. We have had limited resources to apply to marketing and sales in these areas. We believe that this revenue can be improved through dedicated marketing and sales effort.

We expect the second area of growth to be in the provision of Cloud services for real-time data. This is a market that is still in its formative stages around the world, and our technology is well suited to its development. We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud. Real-time Cloud systems require two components – a local component running at the customer’s site, and a Cloud component running on a managed Cloud infrastructure system. Our software development will focus on improving the security and reducing the friction for users to deploy the local component on their systems. At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows. We will rent Cloud server space from Cloud infrastructure providers such as Amazon, and/or run and maintain our own servers. Our plan is to start by renting server space and to transition to our own servers as resources permit, and if there is an economic rationale to do so.

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we will offer to deploy our software on private servers managed by the customer. These “private Cloud” systems will require IT professionals to maintain them, and will further require the attention of experts knowledgeable in real-time data systems. We will offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers.

The third area of growth is also related to Cloud systems. For the past 15 years, commercial activity on the Internet has been dominated by business-to-consumer or business-to-business applications. The advent of extremely low-cost and low power consumption sensors will change that, making the Internet into a viable medium for machine-to-machine applications. That is, sensors, machines, appliances and other devices will become directly-connected data transmitters, numbering in the billions. This rise of machine-to-machine communication will require the kinds of real-time data distribution that will be at the center of our Cloud activity. We believe that our Cloud services will be positioned to take advantage of the future development of this “Internet of Things.” Some examples of applications that need this kind of data access are home energy monitoring, commercial building energy management, agricultural monitoring, weather monitoring, remote seismic sensing, fleet tracking and asset maintenance. Currently, we do not have any customers or revenues in this area so that it is not possible to foresee whether and to what extent, if at all, this aspect of our potential business will develop.

These business areas are inter-related. A customer of our Cloud services will also need to install our middleware software in their plant. Any existing middleware customer is a potential customer for our Cloud services. In effect, each of our commercial offerings will act as a possible source of sales for the others. Our goals in increasing our sales of middleware software are both to improve short-term revenue and to create a market for our Cloud services. Once established, our Cloud services will further create a market for our middleware products.

In order to pursue all of these business areas, we will require capital to hire the personnel needed to explore and develop a strategy to pursue potential customers in each area.

Our intellectual property

We have an exclusive license of all of our intellectual property from an affiliated corporation that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” As a result of this license we have several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Patent Application Serial No. 12/905,319 (published as US 2011/0093568 A1), International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed in Europe, Japan, China, Canada, South Korea, Brazil, Australia and India.

The second patent family was recently filed as a U.S. provisional application (unpublished) directed towards a system and method for providing bi-directional streaming communication over the HTTP or HTTPS protocol between a client and a server. The method provides a long-lived, bi-directional communication mechanism from a web client that is performed entirely over HTTP or HTTPS, also operable with existing browser and RIA technology. We intend to file for patent protection in multiple jurisdictions, in keeping with the first patent family, and also in jurisdictions with potential customer growth.

We are currently working on a third patent application directed toward methods of real-time data redundancy.

As part of our license we have the exclusive right to use several registered trademarks including “DATAHUB”® which is registered in the United States and Canada. We also have pending trademark applications for the “SKKYNET” mark in the United States and Canada. We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors.  Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

Our competition

We face competition from several vendors who offer products similar to ours in the industrial automation space. Some of these competitors have resources and revenues larger than ours; however, our software is compatible with their products, making it common for a customer to install software from both us and our competition in the same system. We are not aware of direct competition for our products in the financial services sector. Two companies, Tibco and Lightstreamer, provide software that overlaps with some of the capabilities of our software; however, to our knowledge the Cogent DataHub® is the only product that provides real-time data links between Excel spreadsheets over the Internet or on a network.

There are also a number of large industrial automation vendors who offer SCADA systems to their clients. Examples include Siemens, ABB, Emerson Process Management, Rockwell Automation, Honeywell Process Solutions, GE and Invensys. We view these companies and others performing similar services as potential competitors inasmuch as they have resources to link their SCADA functions to a Cloud based system; however, we are not currently aware that any vendor is doing so yet. Since these companies already have an installed base of SCADA customers whose systems can be easily connected to our software, these companies may also represent an opportunity for joint sales or OEM licensing. A number of these companies are already our customers.

There do not currently appear to be Cloud system companies organized for the purpose of hosting real-time industrial data and connectivity. One company, Cosm Ltd. (previously Pachube), is providing Cloud storage services for sensor data, but we do not regard them as competitive due to their focus on storage rather than real-time collection and distribution. Cloud infrastructure companies such as Amazon, Microsoft (Azure) and Google offer pre-configured applications or computing platforms for remotely hosting a customer’s IT activities. Their primary purpose is to provide the computing substrate for the customer’s applications. As such, these companies, as presently operated, could act as suppliers of computing resources to us, not as competition.

Litigation

We do not have any litigation proceedings pending or threatened against us.

Employees

Currently, other than our five officers, we have one full time and one part time employee, and three consultants.

ITEM 1A:  RISK FACTORS.

Not applicable.

ITEM 1B:  UNSOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal executive offices are located at 20 Bay Street –Suite 1100, Toronto, Ontario Canada M5J 2N8.  Our telephone number is (855) 755-9638.

ITEM 3: LEGAL PROCEEDINGS.

None

ITEM 4: MINE SAFETY DISCLOSURE.

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently not traded on a public market. As of January 24, 2013, the Company had 49,334,000 shares of its common stock issued and outstanding, of which 14,334,000 were held by non-affiliates.

There are no bid prices for the fiscal years ended October 31, 2012 and 2011 as the Company’s securities were not publically traded during the time period noted below:

Period	High Bid	Low Bid
1st Qtr. 2011	NA	NA
2nd Qtr. 2011	NA	NA
3rd Qtr. 2011	NA	NA
4th Qtr. 2011	NA	NA
1st Qtr. 2012	NA	NA
2nd Qtr. 2012	NA	NA
3rd. Qtr. 2012	NA	NA
4th Qtr. 2012	NA	NA

As of October 31, 2012, the Company estimates there are approximately 84 “holders of record” of its common stock. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company was incorporated on August 31, 2011 in the State of Nevada. On March 26, 2012 the Company acquired Cogent Real-Time Systems, Inc.

Skkynet is an evolution of Cogent, an established industrial middleware software vendor. Cogent’s specialization has focused on providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. The architecture of Cogent’s software naturally suits it for use both as a data aggregation platform at the process level, and as a data server at the Cloud level. By marrying these two capabilities together, Skkynet can effectively and securely offer the Cloud as an extension to any local process.

Cogent’s market has been primarily in industrial automation. With very little advertising, Cogent has also acquired a number of financial trading companies as clients, due to the fact that Cogent’s software is both source and content agnostic. High-speed trading and high-speed industrial automation behave very similarly at the level of abstraction that Cogent’s software uses. Recently, Cogent has been working with Japanese companies to penetrate the lucrative embedded device manufacturing world. Japan is one of the largest producers of consumer and business electronics devices, more and more of which contain small embedded computers. Cogent has been working with partners in Japan to establish a name and presence in this world, with the aim of having Cogent’s software installed directly on the electronic devices, allowing the manufacturers to instantly make them network-accessible.

The Company believes that deploying its product in a Cloud environment will increase the potential applications for customers and broaden its usage and expansion into various markets including Cloud industrial middleware, Cloud financial services, home monitoring, fleet tracking, and energy usage monitoring. New applications that may not exist today but will through the new Cloud platform may also open new markets unknown to Skkynet today. However, Management will carefully monitor the growth in new markets and manage each opportunity to maximize its return and minimize risks. This includes selecting specific markets with known trends to introduce its products and services and maintain a controlled release until the market has been understood and sales in the market have become significant to the Company. Only then will the Company risk new markets for its product. We must also include additional staffing at the senior management level with proven experiences and business records in the Company’s environment to implement these markets.

The expansion into new markets will require additional cash resources from sources other than those available to the Company today. Only after the Company has secured specific amounts of financing it believes is required for development of each market application enumerated above will Skkynet begin its marketing efforts.

The additional staffing will not begin until Skkynet has funded itself to finance both the staff increase and the required capital to carry out its marketing plan. If the Company is not successful in obtaining the required additional capital, it believes the present business operation will be able to sustain Skkynet’s additional costs as a public company at a minimal level.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2012		2011
Revenue	$729,336	100%	$718,840	100%
Direct material costs	4,815	.6%	3,053	.4%
Gross profit	724,521	99.4%	715,787	99.6%
Operating expenses:
General and administrative expense	824,653	(113)%	1,096,928	(152.6)%
Depreciation	1,875	0%	1,814	0%
Income (loss) from operations	(102,007)	(13)%	(382,955)	53%
Other income (expense)	(6,320)	(.8)%	28,305	(4)%
Net income (loss) before taxes	(108,327)	(13.9)%	(411,155)	(57)%
Provision for income taxes	–	0%	–	0%
Net income (loss)	$(108,327)	(13.9)%	$(411,155)	(57)%

Revenue: For the year ended October 31, 2012, the Company had revenues of $729,336 compared to $718,840 of revenue for the year ended October 31, 2011. This reflects an increase of 1.5 % from 2011 to 2012. Sales increase can be attributed to the addition of new customers, and the increase in sales to the base of our existing customers. All increases in sales were attributable to the present product line as no new products were introduced during the last two years. The Company believes sales will continue to increase at approximately the same rate over the next 2 years.

Direct Costs: For the year ended October 31, 2012, the Company’s direct costs were $4,815 compared to $3,053 for the same period in 2011 or an increase of 58%. The increase resulted from higher costs in 2012 compared to 2011. Costs as a percent of revenue increased in 2012 over the same period in 2011by .2% and was insignificant. Specific to this direct cost increase was an increase in the purchase for resale items.

General and Administrative Expenses: (G&A) Total general and administrative expenses decreased to $824,750 in the year ended October 31, 2012 from $1,096,928 for the same period in 2011. This was a decrease of $272,178, and as a percent of revenue G&A decreased from 153% in 2011 to 113% in 2012. Higher costs in 2011 had a direct effect on the increase in costs for product improvement and sales. The increase in G&A can be directly attributed to additional staff added to work on new product usage plus the administrative costs incurred in preparation of the public offering of the Company. The preparation for the public offering is considered a consulting fee by the Company.

Salaries and Wages: Salaries and wages totaled $387,534 for the year ended October 31, 2012 compared to $395,152 for the same period in 2011. This was a decrease of 1.9% from 2011 to 2012. The decrease of wages of $7,618 was attributable to lower pay to related parties in 2012 over 2011.

Professional Fees: For the year ending October 31, 2012 professional fees were $191,924 compared to $500,667 for the same period in 2011. The Company experienced a decrease of accounting fee and professional fees including legal and accounting fees for the preparation of the acquisition of Cogent and the S-1 filing in 2012. Most of the fees in 2011 were a one-time charge related to the filing of this registration statement.

Depreciation and Amortization: The Company experienced depreciation of $1,875 in 2012 compared to $1,814 in 2011. The amortization expense was higher in 2011 due to added equipment for the year 2011.

Other General and Administrative Expenses: Expenses including travel, meals and entertainment, utilities, bank charges and postage and deliver totaled $128,026 for the period ending October 31, 2012 compared to $85,458 for the same period in 2011. The increase can be attributed mostly to advertising and promotion costs of $22,234, travel and meals and entertainment of $12,917 and, currency exchange of $41,982.

Other Income Expenses: Other income and expense totaled $6,320 in expense during the year ended October 31, 2012 compared to $1,105 in income during the same period in 2011. The increase of consisted of interest expense on notes due related parties in 2012.

Income Tax: During the periods ending October 31, 2011 and 2010 the Company incurred no tax and the subsidiary paid tax as a foreign corporation.

Net Income (Loss): The Company recorded a net loss of $108,327 for the year ending October 31, 2012 compared to net loss of $411,155 for the same period in 2011 a decrease of $302,828. The significant decrease in G&A was part of the dramatic decrease in net loss in 2012 over 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital has been dependent on the revenue generated internally by the Company’s subsidiary, by loans from its officers and directors and by deferral of accrued salaries. There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, but there are no formal agreements or arrangements for them to continue to do so. As of October 31, 2012, the Company had $529,615 due to officers and directors consisting of $210,657 in loans payable plus interest of $6,320 for a total of $216,977 and $309,382 in accrued liabilities. In the first quarter of 2012 the Company repaid $27,790 of these loans to Andrew S. Thomas and $27,790 to Paul Benford.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2012 Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$66,409	$1,993	$68,402
Paul Benford	$102,601	$3,078	$105,679
Shizuka Thomas	$41,647	$1,249	$42,896
Total	$210,657	$6,320	$216,977

The Company anticipates continually expanding its business through the planned expansion of the Company’s marketing of venues in expanded markets. The Company’s plans will be limited, however, by its ability to finance such a proposed expansion of its business. If the revenues generated are not sufficient to finance these proposed operations, then the Company will have to scale back its proposed operations. The Company’s ultimate success will be based upon whether or not there continues to be a demand for the services that the Company anticipates providing, which is also very dependent on the economy. There can be no assurance that there will be a demand for the Company’s services in the future or that the Company will become profitable in providing these services. As the Company’s expands its operations, the revenues received, in addition to paying current expenses may increase the Company’s capital requirements.

The Company is attempting to secure additional capital from independent sources in the form of equity and debt. The success and ability to meet its capital needs is highly dependent on its success in generating additional revenue and profitability now and in the future.

Working Capital: At October 31, 2012, the Company had negative working capital of $94,043 with current assets of $228,128 and current liabilities of $317,981. The current assets consisted of cash of $122,053 and account receivable of $101,885. The current liabilities of the Company at October 31, 2012 are composed primarily of accounts payable and accrued expenses of $6,879, accrued liabilities to related parties of $309,382 and taxes payable of $1,720.

Operating Activities: Net cash used in operating activities, during the year ending October 31, 2012 was $104,544 compared to cash used of $331,359 for the same period in 2011. This represents a positive change of $226,815. The primary factor in the change in cash flow from operating activities is the decreased in the net loss from  $108,327 in the period ending October 31, 2012 compared to a loss of $411,155 in the same period in 2011.

Investing Activities: Net cash used in investing activity was zero for the year ended October 31, 2012 and $4,669 in 2011.

Financing Activities: Net cash provided in financing was $90,301 for the year ending October 31, 2012 compared to $134,818 for the same period in 2011. This consisted of common stock sold for cash for $4,600 and proceeds from related parties in notes payable of $85,701.

As of October 31, 2012, the Company had total assets of $228,128 and total liabilities of $528,638. Stockholders’ deficit as of October 31, 2012 was $353,944 compared to stockholders deficit of $215,612 at October 31, 2011. Liabilities increased in 2012 due to the increase in notes payable from related parties to $210,657 compared to $125,818.

On April 30, 2012 Andrew S. Thomas, Shizuka Thomas, his wife, and Paul Benford converted accrued payroll liabilities into notes payable. The Company, with the agreement of the officers, termed the notes payable to 3 year notes as of April 30, 2012 with an interest rate of 6% per annum. As of October 31, 2012 the notes payable of $210,657 plus accrued interest of $6,320 is a total amount due of $216,977.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is sufficient to meet the Company’s cash needs if the Company continues to operate its ongoing business as presently conducted through revenues generated from operations of our subsidiary for the next 12 months; provided, however, that the funding of the Company independent of the operations of the subsidiary will require an additional $50,000 over the next year including professional fees for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company will attempt to secure additional funds through debt and equity financing, but there can be no assurance the Company will succeed in these efforts.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

The critical accounting policies and account pronouncements are an integral part of the footnotes of the audited financial statements and should be reviewed as part of our discussion of the financial results.

ITEM 8: FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

ITEM 9:  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of  October 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner.  Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting  because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ITEM 9B: OTHER INFORMATION.

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, and CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	48	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	39	March 2012	Director, President and Assistant Secretary
Mr. Paul Benford	46	March 2012	Director and COO
Mr. Lowell Holden	70		CFO and Treasurer

The Directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

On November 7, 2012 Richard Fox resigned as Secretary of the Company.

There is no family relationship between or among any Officer and Director except that Andrew S. Thomas and Paul E. Thomas are brothers.

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 60% and 10%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent.

Committees of the Board of Directors

The Company has no audit compensation or nominating committee.

Business Experience: The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

ANDREW S. THOMAS:   Mr. Andrew S. Thomas has been the Chief Executive Officer and the Chairman of the Board of Director of Skkynet since November 1, 2011. From May 1995 to the present, Mr. Thomas has been the founder, President and CEO of Cogent Real-Time Systems, Inc. our wholly-owned subsidiary. Prior thereto from 1992-1995 Mr. Thomas was an independent process control consultant and systems integrator and software developer of real time data communications systems. Mr. Thomas received a Master of Applied Science in Engineering from the University of Waterloo in 1991 and a B.A. in Applied Science from the University of Waterloo in 1987. Mr. Andrew Thomas’s qualifications to serve as a director of the Company consist of his experience in our products and services development and strategic planning, and his broad, fundamental understanding of the business drivers affecting the Company.

PAUL E. THOMAS:   Mr. Paul E. Thomas has been the President and Assistant Secretary of Skkynet since November 26, 2011, and became a member of the Board of Directors on March 26, 2012. Mr. Paul Thomas has also been Vice President of Intellectual Property for Cogent since January 1, 2012. Mr. Paul Thomas is the brother of our CEO and Board Chairman, Andrew S. Thomas.  From September 2008 to the present Mr. Thomas has been the founder and principal of a group of affiliated companies, LifeCycle IP Management, Inc. and LifeCycle Capital Partners, Inc. that are engaged in various IP related businesses including valuations, due diligence, transactions analysis and structuring, strategic partnering and filing and processing IP applications to regulatory authorities. Prior thereto, from January to September 2008, Mr. Thomas was Assistant General Counsel at Iovate Health Sciences at which he managed the global IP portfolio of more than 100 patent families of products. Prior thereto, Mr. Thomas from 2007 to 2008 Mr. Thomas was IP and Corporate Development Counsel at Cipher Pharmaceuticals, Ltd., and during the period between 2000-2007 Mr. Thomas practiced intellectual property law as an associate lawyer at three different law firms in Toronto Canada. Mr. Thomas is a registered patent agent with the U.S Patent and Trademark Office and a registered patent and trademark agent with the Canadian Patent Office. Mr. Thomas received his J.D. from the University of British Columbia in 2000. He also received a Master of Applied Science in Chemical Engineering from the University of British Columbia in 1998 and a B.A in Applied Science, Chemical Engineering from Queen’s University, Kingston in 1995. Mr. Paul Thomas’s qualifications to serve as a director of the Company consist of his experience in fund raising activities for developing companies, public and private, and proper planning for intellectual property development and protection of our products and services.

PAUL BENFORD:    Mr. Paul Benford has been the Chief Operating Officer of Skkynet since November 1, 2011 and became a member of our Board of Directors on March 26, 2012. From 1995 to the present Mr. Benford has been the Business Manager of Cogent. Prior thereto, from 1992 through 1995 Mr. Benford was an independent process control consultant and an applications engineer. Mr. Benford received a Master of Applied Science in Mineral Process Engineering from the University of British Columbia in 1993, and a B.A. with honors from the Camborne School of Mines in Cornwall, United Kingdom in 1990. Mr. Paul Benford’s qualifications to serve as a director of the Company consist of his experience in the fields of strategies of customer development and forms of communication with a variety of corporate constituencies in the industries within which we operate.

LOWELL HOLDEN:  Lowell Holden is CFO and Chief Accounting Officer of the Company as well as a director.  Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses.  Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

CONFLICTS OF INTEREST

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 60% and 10%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Board Independence

As currently constituted and applying the rules of NASDAQ none of the members of our Board of Directors are independent.  We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules.  Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance.

During the year ended October 31, 2012, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Richard Fox	Officer	Yes
Lowell Holden	Officer	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2012 the Company paid its officers and directors an aggregate of $81,717 plus accrued salaries of  $305,817 for a total of $387,534 in compensation.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards			All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	Payouts LTIP payouts ($)		Total Compensation
Andrew S. Thomas, (1,2,6) Chief Executive Officer	2012 2011 2010	120,511 108,629 90,896	- - -	- - -	- - -	- - -	- - -	-- -- --	120,511 108,629 90,896

Paul Benford, (1,2) Chief Operating Officer	2012 2011 2010	125,464 177,893 153,088	- - -	- - -	- - -	- - -	- - -	- - -	125,464 177,893 153,088

Lowell Holden, (3) Chief Financial Officer	2012 2011 2010	26,000 - -	- - -	- - -	- - -	- - -	- - -	- - -	26,000 - -

Paul E. Thomas, (4) President	2012 2011 2010	115,559 - -	- - -	- - -	- - -	- - -	- - -	- - -	115,599 - -

Richard Fox, Secretary(5)	2012 2011 2010	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)     Mr. Andrew S. Thomas and Mr. Benford received salary paid by Cogent Real-Time Systems Inc. of $27,239 and $54,478 respectively.
(2)     Mr. Andrew S. Thomas and Mr. Benford accrued salaries of $93,272 and $70,986, respectively, which was not paid.
(3)     Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $8,000 for serving in a financial consultant capacity and accrued salary of $26,000 but not paid.
(4)     Mr. Paul E. Thomas received 5,000,000 founder shares and received $3,777 for consulting services through LifeCycle IP Management Inc., which he owns plus accrued salary from the Company of $ 115,559  which was not paid .
(5)     Mr. Fox resigned as Secretary as of November 7, 2012
(6)     Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $27,239 during fiscal year 2012 and $108,629 in 2011 and $90,896 in 2010 for services as a Japanese  business manager and  translator.

Employment Agreements

We and our subsidiary Cogent have employment agreements with all of our executive officers. The terms and conditions of each such agreement are described below.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with our CEO, Andrew S. Thomas commencing January 1, 2012. Mr. Thomas will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Thomas is to receive an annual base salary of $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Thomas’s performance. While employed with the Company, the Agreement allows Mr. Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with our COO, Paul Benford commencing January 1, 2012. Mr. Benford will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Benford is to receive an annual base salary of $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Benford is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Benford’s performance. While employed with the Company, the Agreement allows Mr. Benford to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Benford to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with its Vice President of Intellectual Property, Paul E. Thomas commencing January 1, 2012. Mr. Paul Thomas will also serve as President for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Paul Thomas is to receive an annual base salary of $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Paul Thomas’s performance. While employed with the Company, the Agreement allows Mr. Paul Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Paul Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective April 16, 2012, the Company entered into an Employment Agreement (the “Agreement”) with our Chief Financial Officer, Lowell T. Holden commencing April 16, 2012. The Agreement is for an eight-month term commencing on April 16, 2012 and provides for automatic renewal of successive quarterly terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Holden is to receive an annual base salary of $48,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Holden is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Holden’s performance. While employed with the Company, the Agreement allows Mr. Holden to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Holden to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED  STOCKHOLDER  MATTERS.

The following table sets forth, as of October 31, 2012 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after October 31, 2012 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Andrew S. Thomas 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	21,702,000	43.98
Paul E. Thomas 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	5,000,000	10.13
Paul Benford 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	8,298,000	16.82
Lowell Holden 377 S. Nevada Street Carson City, Nevada 89703-4290	-0-	-0-
Richard Fox (2) 377 S. Nevada Street Carson City, Nevada 89703-4290	-0-	-0-
All directors and officers as a group	35,000,000	70.94
___________
(1) Denotes officer or director.
(2) Mr. Fox resigned as Secretary as of  November 7, 2012

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 7,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2012 is 3,000,000 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 3,000,000 options issued and outstanding under our 2012 Stock Option Plan which have been granted to one key employee and two consultants. Each of the foregoing individuals has been awarded 1,000,000 such options which will vest in equal annual installments over a five year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price of $.10 per share.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	--	4,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	7,000,000	--	4,000,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors.  At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Sakura Software, a corporation owned by our CEO and Chairman of the Board of Directors, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real time data transmission and display technology (the “IP”) to Real Innovations under an assignment of intellectual property agreement (the “Assignment Agreement”). In return for the assignment Real Innovations made a one-time payment of $30,000 to Cogent. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time.

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $27,239 and $54,478 as salary, respectively, for the fiscal year ended October 31, 2012 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $93,272 (Mr. Thomas) and $70,986 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $27,239 as salary for the fiscal year ended October 31, 2012 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was not paid any compensation for services for the fiscal years ended October 31, 2012, but received consulting fees of $8,000 for the periods between November 30, 2011 to October 31, 2012. During the year  ending October 31, 2012 Mr. Holden accrued $26,000 in consulting fees in the Company.

Mr. Paul E. Thomas, the President of the Company was not paid any salary for services for the fiscal year ended October 31, 2012, but received 5,000,000 founder shares in December 2011 and $3,777 in consulting services. During the year ending October 31, 2012 Mr. Thomas accrued $115,559 in salary in the subsidiary.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2012 Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$66,409	$1,993	$68,402
Paul Benford	$102,601	$3,078	$105,679
Shizuka Thomas	$41,647	$1,249	$42,896
Total	$210,657	$6,320	$216,977

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Hood & Associates, CPAs, PC, Certified Public Accountants.

	2012	2011
Audit fees	$12,000	0
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a)  The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2012 and 2011

(b)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
*    Exhibit filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on January 24, 2013.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 24, 2013.

Signature	Title

/s/ Andrew Thomas	Chairman, Chief Executive Officer
Andrew Thomas	(Principal Executive Officer) and Director

/s/ Paul Thomas	Director, President
Paul Thomas

/s/ Paul Benford	Director and COO
Paul Benford

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Treasurer

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skkynet Cloud Systems, Inc.

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Skkynet Cloud Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skkynet Cloud Systems, Inc. and its subsidiaries as of October 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Skkynet Cloud Systems, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Skkynet Cloud Systems, Inc. has historically suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hood & Associates, CPAs, P.C.
Hood & Associates, CPAs, P.C.
Certified Public Accountants
Tulsa, Oklahoma
January 24, 2012

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$122,053	$136,296
Accounts receivable	101,885	105,882
Receivable – related party	--	862
Total current assets	223,938	243,040

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $66,236 and $64,361	4,190	6,065
Total assets	$228,128	$249,105

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$6,879	$44
Accrued liability - related parties	309,382	318,571

Taxes	1,720	1,284
Total current liabilities	317,981	319,899

Notes payable to related parties	210,657	125,818
Total liabilities	528,638	445,717

Stockholders’ equity(deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	0
Common stock, $0.001 par value, 70,000,000 authorized, 49,334,000 and 9,000,000 issued and outstanding, respectively	49,334	19,000
Additional paid-in capital	4,266	--
Change due to currency translation	(171)	(1)
Accumulated deficit	(353,944)	(215,612)
Total stockholders’ equity	(300,510)	196,612

Total liabilities and stockholders’ equity(deficit)	$228,128	$249,105

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2012	2011

Revenue	$729,336		$718,840
Cost of goods sold	4,815		3,053
Gross margin	724,521		715,787

Operating expenses:
General and administrative expense	824,653		1,096,928
Depreciation	1,875		1,814
Income (loss) from operations	(102,007)		(382,955)

Other income (expenses):
Other income	--		1,105
Bad debt expense	--		(29,305)
Interest expense	(6,320)		--
Total other income (expense)	(6,320)		(28,200)

Net income (loss)	(108,327)		(411,155)

Net income (loss) per share, basic and diluted	$(0.00)	$	(0.04)

Weighted average number of shares outstanding	38,871,688		9,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED October 31, 2012 AND 2011

								Total
					Additional			Stockholders’
	Common Stock		Preferred	Stock	Paid-In	Retained	Currency	Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	Translation	(Deficit)

Balance October 31, 2010	10,000,000	10,000	--	--		195,544		205,544

Cash received for shares issued	9,000,000	9,000	--	--	--	--		9,000
Change due to currency translation	--	--	--	--	--	(1)		(1)
Net loss	--	--	--	--	--	(411,155)		(411,155)

Balance October 31, 2011	19,000,000	19,000	--	--		(215,612)		(196,612)

Preferred shares issued to related party	--	---	5,000	5		(5)	--	--
Shares issued for cash	334,000	334			4,266	--		4,600
Shares issued for acquisition of subsidiary	30,000,000	30,000	--	--		(30,000)	--	--
Change due to currency translation	--	--			--	--	(171)	(171)
Net loss	--	--	--	--	--	(108,327)		(108,327)

Balance October 31, 2012	49,334,000	$49,334	5,000	$5	$4,266	$(353,944)	$(171)	$(300,510)

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNETSKKYNET CLOUD SYSTEMS, INC.
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$(108,327)	$(411,155)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	1,875	2,969
Change in currency translation	(171)	(16)
Changes in operating assets and liabilities:
Accounts receivable	3,997	32,374
Accounts payable and accrued expense	6,835	39,705
Accrued ;liability-related party	(9,189)	--
Taxes payable	436	4,764
Net cash used in operating activities	(104,544)	(331,359)

Cash flows from investing activities:
Cash paid for acquisition of fixed assets	--	(4,669)
Net cash provided by investing activities	--	(4,669)

Cash flows from financing activities:
Payments on notes payable to related parties	85,701	125,818
Proceeds from issuance of common stock	4,600	9,000
Net cash provided by financing activities	90,301	134,818

Net decrease in cash	(14,243)	(201,240)
Cash – beginning of year	136,296	337,536
Cash – end of year	$122,053	$136,296

SUPPLEMENT DISCLOSURES:
Interest paid	$--	--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Founders shares issued	$--	$10,000
Shares issued for acquisition of subsidiary	30,000	--

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet is a newly-formed Nevada corporation headquartered in Toronto, Canada. Skkynet operates two different lines of business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $730,000 in annual revenues from its operations for its fiscal year ended October 31, 2012.

NOTE 2 – CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

The Company during consolidation of the foreign subsidiary accounts for the exchange rate by using the average of the exchange rate on the first day of the period being reported and the exchange rate on the last day of the same period.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation

The company adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company’s common stock for common share issuances.

Revenue recognition

The Company’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed and the revenue has been received. The Company also sells products to its clients and the revenue is recognized at the point of sale when the product is given to the client and the payment is made by the client.

General and Administrative Expenses

The Company’s general and administrative expenses consisted of the following types of expenses during the years ended October 31, 2012 and 2011: compensation expense, payroll expense, rent, travel and entertainment, legal and accounting, utilities, web sites, office expenses, depreciation and other administrative related expenses

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to the absence of common stock equivalents.

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification (“ASC”), Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Skkynet has an accumulated deficit of $353,944 as of October 31, 2012 and incurred a net loss of $108,327 for the year ended October 31, 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise doubt as to Skkynet ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Skkynet is unable to continue as a going concern.

Skkynet continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2012 and 2011:

	2012	2011
Computer equipment	$70,507	$70,426
Less: accumulation depreciation	66,236	64,361
Net property and equipment	4,190	6,065

Depreciation expense totaled $1,875 and $1,814 for the years ended October 31, 2012 and 2011 respectively.

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. During 2009, there was a change in control of the Company.

Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company’s deferred tax assets consisted of the following as of October 31, 2012 and 2011:

	2012	2011
Net operating loss	$519,482	$411,155
Valuation allowance	(519,482)	(411,155)
Net deferred tax asset	$-	$-

The Company had a net loss of $108,327 and $411,155 for the years ending October 31, 2012 and 2011, respectively. As of October 31, 2012, the Company had a net operating loss carry forward of $519,482 which can be used to offset future taxable income.  The carry forwards will begin to expire in 2013 if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2012 and 2011 is as follows:

	2012	2011
U.S. federal statutory rate	34%	34%
Net operating loss	(34%)	(34%)
Effective tax rate	-%	-%

NOTE 6 – EQUITY

On October, 31, 2011 the Company issued 9,000,000 shares of common stock with a par value of $0.001 per share to four entities as founder’s shares with a value of $9,000. The shares were issued for cash. The common stock in the financial reports reflects their issuance from inception as the basis of consolidation with the subsidiary that was acquired.

On March 27, 2012 the Company issued 320,000 share of common stock at $0.01 per share with a total value of $3,200 for cash.

On March 29, 2012 the Company issued 14,000 shares of common stock at $0.10 per share with a value of $1,400 for cash.

On March 31, 2012 the Company issued 5,000 shares of Series A preferred stock at $0.001 per share with a value of $5 as founders to two related parties. The preferred shares contain certain voting rights allowing the holders of the shares to elect a majority of the Board of Directors until December 31, 2016.

On March 31, 2012 the Company issued 30,000,000 shares of common stock at $0.001 per share with a value of $30,000 for the acquisition of the subsidiary.

NOTE 7 – OPTIONS

On March 31, 2012 the Company issued 3,000,000 options to one employee and two consultants of the Company. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price of $.10 per share. As of October 31, 2012 there is no market for the shares of the Company so the Company cannot value the options or calculate a beneficial interest.

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2012 Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$66,409	$1,993	$68,402
Paul Benford	$102,601	$3,078	$105,679
Shizuka Thomas	$41,647	$1,249	$42,896
Total	$210,657	$6,320	$216,977

On March 31, 2012 the Company issued 5,000 shares of Series A preferred stock at $0.001 per share with a value of $5 as founders to two related parties. The preferred shares contain certain voting rights allowing the holders of the shares to elect a majority of the Board of Directors until December 31, 2016.

On March 31, 2012 the Company issued 30,000,000 shares of common stock at $0.001 per share with a value of $30,000 for the acquisition of the subsidiary.

Note 9 – SUBSEQUENT EVENT

Management has reviewed the subsequent events through January 24, 2013 and has concluded that they are included in the audit report.