Form 10-Q
period 2013-01-31
Skkynet Cloud Systems, Inc.
filed 2013-03-18
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54747

SKKYNET CLOUD SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Bay Street – Suite 1100,  Toronto, Ontario, Canada  M5J 2N8
(Address of principal executive offices)

(888) 628-2028
(Issuer's telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 18, 2013, there were 49,334,000 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS
SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2013	October 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$230,091	$122,053
Accounts receivable	97,778	101,885
Total current assets	327,869	223,938

Property and equipment, net of accumulated depreciation $66,685 and $66,236 respectively	3,782	4,190
Total Assets	$331,651	$228,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$32,110	$6,879
Accrued liabilities – related party	406,821	309,382
Taxes payable	3,454	1,720
Total current liabilities	442,385	317,981

Note payable to related parties	212,805	210,657
Total liabilities	655,190	528,638

Stockholders’ Deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 49,334,000 and 49,334,000 shares issued and outstanding, respectively	49,334	49,334
Additional paid-in capital	4,266	4,266
Change due to currency translation	(3,036)	(171)
Accumulated deficit	(374,108)	(353,944)
Total stockholders’ deficit	(323,539)	(300,510)
Total Liabilities and Stockholders’ Deficit	$331,651	$228,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,
	2013	2012

Revenue	$155,016	$184,732
Direct material costs	1,867	2,250

Operating Expenses:
General and administrative	255,088	189,229
Depreciation	449	463
Loss from operations	(102,388)	(7,210)

Other Income (Expenses):
Tax refund	86,081	--
Interest expense	(3,857)	--
Total other income (expenses)	82,224	--

Net loss	(20,164)	(7,210)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	49,334,000	15,483,516

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,164)	$(7,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	449	572
Changes in operating assets and liabilities:
Accounts receivable	4,107	12,970
Accounts payable and accrued expenses	25,231	--
Taxes payable	1,734	(2,241)
Accrued salaries – related parties	97,439	22,380
NET CASH PROVIDED BY OPERATING ACTIVITIES	108,796	26,471

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable – related parties		(35,232)
NET CASH USED IN FINANCING ACTIVITIES	--	(35,232)

Effect of exchange rate changes on cash	(758)	3,875

Net increase (decrease) in cash	108,038	(4,886)
Cash, beginning of period	122,053	136,296
Cash, end of period	$230,091	$131,410

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

Noncash Investing and Financing Activities:
Founders shares issued	--	$10,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a newly-formed Nevada corporation headquartered in Toronto, Canada. Skkynet operates business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2012 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, as reported on Form 10-K, have been omitted.

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

The Company consolidates foreign subsidiary accounts by using the average of the exchange rate on the first day of the period being reported and the exchange rate on the last day of the same period for the translation of the income statement and the exchange rate on the closing date of the period for the translation of currency for the balance sheet.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is recognized pursuant to Accounting Standards Codification (ASC) 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed and the revenue has been received.

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in periods with net income. Basic and diluted net income per share is the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Skkynet has an accumulated deficit of $374,108 as of January 31, 2013 and incurred a net loss of $20,164 for the quarter ended January 31, 2013. Unless profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Skkynet’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Skkynet is unable to continue as a going concern.

Skkynet continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

As of: January 31, 2013
Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$66,409	$2,999	$69,408
Paul Benford	$102,601	$4,632	$107,233
Shizuka Thomas	$41,647	$1,880	$43,527
Currency adjustment	2,148	65	2,213
Total	$212,805	$9,576	$222,381

NOTE 4 - INCOME TAX REFUND

During the period ended January 31, 2013 the subsidiary of the Company received a tax refund from Revenue Canada. The refund received of $86,081 related to tax credits applied for the tax years ended 2010 and 2011 which were subsequently approved and refunded in 2013.

NOTE 5 - SUBSEQUENT EVENTS

On February 1, 2013 the Company granted 50,000 options to an officer of the Company. The options vested 20% immediately with 20 % vested on each year’s anniversary of the grant date.  The options are convertible at ten cents per share.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Skkynet’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in Skkynet’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

OVERVIEW

RESULTS OF OPERATIONS

For the three month period ending January 31, 2013, revenues were $155,016 and for the same period in 2012, revenues were $184,732.

General and administrative expense increased to $255,088 for the three months ended January 31, 2013 from $189,229 for the three months ended January 31, 2012. The increase in general and administrative expenses was due primarily to the added cost of the public reporting requirements of the Company.

The operating loss for the three month period ending January 31, 2013 consisted of an operating loss of $102,388 and $7,210 in the same period in 2012.  The loss for the period ended January 31, 2013 consisted of a loss of $36,870 in the parent company with net income of $16,706 generated by the subsidiary Cogent.

Other income and expenses for the three month period ending January 31, 2013 was $82,224.  This consisted of a tax refund of $86,081 and interest expense of $3,857.  This compared to other expenses of zero for the same period in 2012.

A net loss of $20,164 was recorded for the three month period ending January 31, 2013 compared to a net loss of $7,210 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2013, Skkynet had current assets of $327,869 and current liabilities of $442,385, resulting in negative working capital of $114,516.  Stockholders' deficit as of January 31, 2013 was $323,539.

Net cash provided from operations for the three months ending January 31, 2013 was $108,796 compared to net cash provided of $26,471 for the same period in 2012, an increase of $82,325. Net cash provided increased due primary to change  in accounts payable of $ 25,231 and accrued salaries of $97,439 up from a change of zero accounts payable in the same period in 2012 and  a change of accrued salaries of $22,380.

Net cash used in financing activities during the three months ended January 31, 2013 was zero compared to net cash used of $35,232 in 2012, a decrease of $35,232. The change was due to payment of notes to related parties in the amount of $35,232 during 2012.

Our existing capital may not be sufficient to meet Skkynet's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  This condition raises substantial doubt as to Skkynet's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Skkynet is unable to continue as a going concern.

EMPLOYEES

As of January 31, 2013, Skkynet had 4 employees.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Skkynet  is not required to provide information required under this Item.

ITEM 4: CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

None

ITEM 1A:  RISK FACTORS.

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2012.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY INFORMATION.

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS.

EXHIBIT 31.1	Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT 32	Certification of Compliance to Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKKYNET CLOUD SYSTEMS INC.

Date: March 18, 2013	By:	/s/ Andrew Thomas
Andrew Thomas, CEO

/s/ Lowell Holden
Lowell Holden, CFO