Form 10-Q
period 2013-04-30
Skkynet Cloud Systems, Inc.
filed 2013-06-04
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 4, 2013, there were 49,334,000 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2013	October 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$213,282	$122,053
Accounts receivable	189,520	101,885
Total current assets	402,802	223,938

Property and equipment, net of accumulated depreciation of $67,131 and $66,236 respectively	4,279	4,190
Total Assets	$407,081	$228,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$37,338	$6,879
Accrued liabilities – related party	497,897	309,382
Taxes payable	453	1,720
Total current liabilities	535,688	317,981

Note payable to related parties	204,571	210,657
Total liabilities	740,259	528,638

Stockholders’ Deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 49,334,000 and 49,334,000 shares issued and outstanding, respectively	49,334	49,334
Additional paid-in capital	4,266	4,266
Change due to currency translation	(964)	(171)
Accumulated deficit	(385,819)	(353,944)
Total stockholders’ deficit	(333,178)	(300,510)
Total Liabilities and Stockholders’ Deficit	$407,081	$228,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Revenue	$250,878	$214,915	405,635	$399,647
Direct material costs	1,872	875	3,734	3,125

Operating Expenses:
General and administrative	257,397	184,991	510,991	374,220
Depreciation	447	463	895	926
Income(loss) from operations	(8,838)	28,586	(109,985)	21,376

Other Income (Expenses):
Tax refund	--	--	85,840	--
Interest expense	(3,881)	--	(7,730)	--
Total other income (expenses)	(3,881)	--	78,110	--

Net income(loss)	$(12,719)	$28,586	(31,875)	$21,376

Net income(loss) per common share attributable to common stockholders (basic and diluted)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding (basic and diluted):	49,334,000	29,125,867	49,334,000	24,007,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,875)	$21,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	895	926
Changes in operating assets and liabilities:
Accounts receivable	(87,635)	(20,761)
Accounts payable and accrued expenses	30,459	--
Taxes payable	(1,267)	133,744
Accrued liabilities – related parties	188,515	(156,639)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	99,092	(21,354)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(984)	--
NET CASH USED IN INVESTING ACTIVITIES	(984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	4,600
Payments on notes payable –related parties	(6,086)	--
Proceeds from notes payable – related parties	--	86,179
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,086)	90,779

Effect of exchange rate changes on cash	(793)	(1,618)

Net increase in cash	91,229	67,807
Cash, beginning of period	122,053	136,296
Cash, end of period	$213,282	$204,103

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$1,479	$--
Income taxes paid	$--	$--

Noncash Investing and Financing Activities:
Founders shares issued	$--	$10,000
Shares issued for acquisition of subsidiary	$--	$30,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Skkynet has an accumulated deficit of $385,819 as of April 30, 2013 and incurred a net loss of $31,875 for the six month period ended April 30, 2013. Unless profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Skkynet’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Skkynet is unable to continue as a going concern.

Skkynet continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY TRANSACTIONS

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. As of April 30, 2013 the outstanding amounts on the notes payable were $204,571 plus accrued interest of $12,571 for a total of $217,142.

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. As of April 30, 2013 the accrued liability for compensation was $497,897.

On February 1, 2013 the Company granted 50,000 options to an officer of the Company. The options vested 20% immediately with 20% vested on each year’s anniversary of the grant date. The options are exercisable at ten cents per share and expire on January 31, 2018. Management valued the options and determined the fair value of the options on the date of grant was nominal.

NOTE 4 – INCOME TAX REFUND

During the period ended April 30, 2013 the subsidiary of the Company received a tax refund from Revenue Canada. The refund received of $85,840 related to tax credits applied for the tax years ended 2010 and 2011 which were subsequently approved and refunded in 2013.

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

OVERVIEW

The Company operates business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). The Company has taken the existing business lines of Cogent and integrating these with Cloud based systems.

The Company provides software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using this software and where requested by a client, our web based assets, this give clients and their customers (to the extent relevant) the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2013, revenues were $250,878 and $405,635 and for the same periods in 2012, revenues were $214,915 and $399,647, respectively. Revenue increases for the three month period ending April 30, 2013 over the three month period ended April 30, 2012 are the result of increased sales to customers plus added customers. Our six months increase in sales in the period ended April 30, 2013 over the same period in 2012, although minimal results from a growing customer base and delivery of our product.

General and administrative expense increased to $257,397 for the three months ended April 30, 2013 and $510,991 for the six months ended April 30, 2013 from $184,991 for the three months ended April 30, 2012 and $374,220 for the six months ended April 30, 2012. The increase in general and administrative expenses was due to the added cost of the public reporting requirements of the Company along with increased expenditures related to overseas research and market development.

The operating loss for the three and six month periods ending April 30, 2013 consisted of an operating loss of $8,838 and $109,985 and operating income of $28,586 and $21,376 in the same periods in 2012.

Other income (expenses) for the three and six month periods ending April 30, 2013 were $(3,881) and $78,110. Other expenses for the three months ended April 30, 2013 consisted of interest expense of $3,881. Other income for the six months ended April 30, 2013 consisted of a tax refund of $85,840 and interest expense of $7,730. This compared to other income (expenses) of zero for the same periods in 2012.

Net loss of $12,719 and $31,875 was recorded for the three and six month periods ending April 30, 2013 compared to net income of $28,586 and $21,376 for the same periods in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2013, Skkynet had current assets of $402,802 and current liabilities of $535,688, resulting in negative working capital of $132,886. Accumulated deficit as of April 30, 2013 was $385,819.

Net cash provided from operations for the six months ending April 30, 2013 was $99,092 compared to net cash used of $21,354 for the same period in 2012, a positive change of $120,446. Net cash provided increased due primarily to the change in accounts payable of $30,459 and accrued salaries of $188,515, an increase from the change in accounts payable of zero in the same period in 2012 and accrued liabilities related party of ($156,639).

Net cash used in investing activities was $984 for the six months ended April 30, 2013 compared to zero in the same period in 2012.

Net cash used in financing activities during the six months ended April 30, 2013 was $6,086 compared to net cash provided of $90,779 in 2012, a negative change of $96,865. The change was due to payment of notes to related parties in the amount of $6,086 in 2013 compared to proceeds from notes payable of $86,179 and the sale of common stock of $4,600 during 2012.

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

EMPLOYEES

As of April 30, 2013, Skkynet had 4 employees.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2012.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Chief Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
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

SKKYNET CLOUD SYSTEMS INC.

Date June 4, 2013	By:	/s/ Andrew Thomas
Andrew Thomas, CEO

	By:	/s/ Lowell Holden
Lowell Holden, CFO