Form 10-Q
period 2013-07-31
Skkynet Cloud Systems, Inc.
filed 2013-09-06
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 6, 2013, there were 49,334,000 shares of Common Stock of the issuer outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2013	October 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$369,663	$122,053
Accounts receivable	94,865	101,885
Total current assets	464,528	223,938

Property and equipment, net of accumulated depreciation of $67,565 and $66,236 respectively	3,845	4,190
Total Assets	$468,373	$228,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$43,256	$6,879
Accrued liabilities – related party	579,713	309,382
Taxes payable	-	1,720
Total current liabilities	622,969	317,981

Note payable to related parties	200,150	210,657
Total liabilities	823,119	528,638

Stockholders’ Deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 49,334,000 and 49,334,000 shares issued and outstanding, respectively	49,334	49,334
Additional paid-in capital	4,266	4,266
Change due to currency translation	5,245	(171)
Accumulated deficit	(413,596)	(353,944)
Total stockholders’ deficit	(354,746)	(300,510)
Total Liabilities and Stockholders’ Deficit	$468,373	$228,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Revenue	$198,801	$160,626	$601,328	$569,772
Direct material costs	2,300	679	6,008	3,870

Operating Expenses:
Depreciation	447	461	1,329	1,404
General and administrative	220,307	190,800	730,621	574,072
Loss from operations	(24,253)	(31,314)	(136,630)	(9,574)

Other Income (Expenses):
Other expense	(4)	--	(8)	--
Tax refund	--	--	86,236	--
Interest expense	(3,026)	(3,224)	(9,250)	(3,224)
Total other income (expenses)	(3,030)	(3,224)	76,978	(3,224)

Net loss	$(27,283)	$(34,538)	(59,652)	$(12,798)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	49,334,000	49,334,000	49,334,000	32,511,153

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,652)	$(12,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,329	1,404
Changes in operating assets and liabilities:
Accounts receivable	7,020	59,181
Accounts payable and accrued expenses	36,377	6,173
Taxes payable	(1,720)	(2,702)
Accrued liabilities – related parties	270,331	(99,227)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	253,685	(47,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(984)	--
NET CASH USED IN INVESTING ACTIVITIES	(984)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	4,600
Payments on notes payable –related parties	(6,086)	--
Proceeds from notes payable – related parties	--	89,976
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,086)	94,576

Effect of exchange rate changes on cash	995	(4,491)

Net increase in cash	247,610	42,116
Cash, beginning of period	122,053	136,296
Cash, end of period	$369,663	178,412

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$260	$--
Income taxes paid	$--	$--

Noncash Investing and Financing Activities:
Founders shares issued	$--	$10,000
Shares issued for acquisition of subsidiary	$--	$30,005

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a newly-formed Nevada corporation headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Skkynet has an accumulated deficit of $413,596 as of July 31, 2013 and incurred a net loss of $59,652 for the nine month period ended July 31, 2013. Unless profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Skkynet’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Skkynet is unable to continue as a going concern.

Skkynet continues to review its expense structure, reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 3 - RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. As of July 31, 2013 the outstanding amounts on the notes payable were $200,150 plus accrued interest of $15,310 for a total of $215,460.

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals.  As of July 31, 2013 the accrued liability for compensation was $579,713.

On February 1, 2013 the Company granted 50,000 options to an officer of the Company. The options vested 20% immediately with 20% vested on each year’s anniversary of the grant date.  The options are exercisable at ten cents per share and expire on January 31, 2018.  Management valued the options and determined the fair value of the options on the date of grant was nominal.

NOTE 4 – INCOME TAX REFUND

During the period ended July 31, 2013 the subsidiary of the Company received a tax refund from Revenue Canada.  The refund received of $86,236 related to tax credits applied for the tax years ended 2010 and 2011 which were subsequently approved and refunded in 2013.

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

OVERVIEW

The Company operates its business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). The Company has taken the existing business lines of Cogent and integrated these with Cloud based systems.

The Company provides software and related systems and facilities to collect, process and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using this software and where requested by a client, our web based assets, this gives clients and their customers (to the extent relevant) the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and nine month periods ending July 31, 2013, revenues were $198,801 and $601,328 and for the same periods in 2012, revenues were $160,626 and $569,772, respectively. Revenue increases for the three month period ending July 31, 2013 over the three month period ended July 31, 2012 are the result of increased sales to customers plus added customers. Our nine months increase in sales in the period ended July 31, 2013 over the same period in 2012, although minimal, results from a growing customer base and delivery of our product.

General and administrative expense increased to $220,307 for the three months ended July 31, 2013 and $730,621 for the nine months ended July 31, 2013 from $190,800 for the three months ended July 31, 2012 and $574,072 for the nine months ended July 31, 2012. The increase in general and administrative expenses was due to the added cost of the public reporting requirements of the Company along with increased expenditures related to overseas research and market development.

The operating loss for the three and nine month periods ending July 31, 2013 consisted of an operating loss of $24,253 and $136,630 and an operating loss of $31,314 and $9,574 in the same periods in 2012.

Other income (expenses) for the three and nine month periods ending July 31, 2013 were $(3,030) and $76,978.  Other expenses for the three months ended July 31, 2013 consisted primarily of interest expense of $3,026.  Other income for the nine months ended July 31, 2013 consisted primarily of a tax refund of $86,236 and interest expense of $9,250.  This compared to other income (expenses) of $(3,224) for the same periods in 2012.

A net loss of $27,283 and $59,652 was recorded for the three and nine month periods ending July 31, 2013 compared to a net loss of $34,538 and $12,798 for the same periods in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2013, Skkynet had current assets of $464,528 and current liabilities of $622,969, resulting in negative working capital of $158,441.  Accumulated deficit as of July 31, 2013 was $413,596.

Net cash provided from operations for the nine months ending July 31, 2013 was $253,685 compared to net cash used of $47,969 for the same period in 2012, a positive change of $301,654. Net cash provided from operations increased due primarily to the change in accounts payable of $36,377 and accrued salaries of $270,331, an increase from the change in accounts payable of $6,173 in the same period in 2012 and accrued liabilities to related parties of $99,227.

Net cash used in investing activities was $984 for the nine months ended July 31, 2013 compared to zero in the same period in 2012.

Net cash used in financing activities during the nine months ended July 31, 2013 was $6,086 compared to net cash provided of $94,576 in 2012, a negative change of $100,662. The change was due to payment of notes to related parties in the amount of $6,086 in 2013 compared to proceeds from notes payable to related parties of $89,976 and the sale of common stock of $4,600 during 2012.

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

EMPLOYEES

As of July 31, 2013, Skkynet had 4 employees.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32.1	Certification of Compliance to Sarbanes-Oxley

EXHIBIT 32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 6, 2013	By:	/s/ Andrew Thomas
Andrew Thomas, CEO

	By	/s/ Lowell Holden
Lowell Holden, CFO