Form 10-K
period 2013-10-31
Skkynet Cloud Systems, Inc.
filed 2014-02-11
CIK 1546853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (888) 628-2028

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 11, 2014 was 49,844,000. The aggregate number of shares of the voting stock held by non-affiliates on February 7, 2014 was 14,757,000 with a market value of $19,921,950. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

•	the attraction and retention of qualified employees and key personnel;

•	our ability to protect and defend our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	events in the markets for our products and applications and alternatives to our products and applications, in the United States and global markets generally;

•	future regulatory, judicial and legislative changes in our industry;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	developments and acceptance, favorable and unfavorable, about the use of Cloud systems for the implementation of our products and services;

•	other factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

As used in this Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “Skkynet” and “Cogent” refer to Skkynet Cloud Systems, Inc., a Nevada corporation, and its subsidiaries.

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Toronto, Canada. Skkynet operates two different lines of business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In a report dated November 29, 2012 International Data Corporation (“IDC”) predicts that worldwide IT spending will grow 5.7% year over year to $2.1 trillion in 2013, while the IT industry redefines itself. Gartner, Inc. (“Gartner”) issued a similar prediction for worldwide IT spending to grow 4.2% year over year to $3.7 trillion in 2013. IDC also forecasted on September 11, 2012 that public IT Cloud services spending will approach $100 billion in 2016. The same IDC research report states that over the next five years spending on public IT Cloud services will expand at a compound annual growth rate (CAGR) of 26.4 percent from over $40 billion in 2012. On March 27, 2012, Gartner forecast that the worldwide Software-as-a-Service (“SaaS”) market is expected to grow from $12.3 billion in 2011 to $14.5 billion in 2012, an 18% annual increase, and to reach $22.1 billion in 2015. According to a 2011 Winter Green Research report, Cloud middleware systems markets will grow worldwide from $1.5 billion in 2010 to $4.3 billion by 2017. Cloud computing middleware represents the base for development of all Cloud computing infrastructure as it supports systems integration and systems self-provisioning. In a report dated April 5, 2011, Infonetics Research forecasts the overall managed security services market, including Common Platform Enumeration (“CPE”), SaaS, and Cloud services, to reach just under $17 billion by 2015. In a whitepaper by Ovum dated May 2011, Cloud service adoption is reportedly up 61% from 2010 and 45% of multinational corporations (MNCs) already use Cloud sourcing for at least some elements of key IT services.

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

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. If the Company made this election it would mean that our financial reporting would not conform to that of existing smaller reporting companies formed prior to the passage of the JOBS Act. Accordingly, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to section 107(b) of the JOBS Act which means that our accounting and financial reporting requirements will conform to all requirements of existing “smaller reporting companies” under the Exchange Act of 1934. Under the JOBS Act our election is irrevocable.

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $730,000 in annual revenues from its operations for its fiscal year ended October 31, 2012 and $780,000 in annual revenues for the fiscal year ended October 31, 2013.

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

In the industrial automation space, we have customers in a wide variety of business sectors including aerospace, automation and control, chemicals, communications, education, engineering, food and beverage, financial services, healthcare and pharmaceuticals, instrumentation, natural resources, and systems integrators, including several Fortune 100 and large multinational companies. Over a 5 year period we, including the historical operations of Cogent have provided our products and services to more than 600 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food & Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators.

We sells to end user customers both directly and through resellers. Although one reseller accounted for 36.4% of sales in 2013 and 40.6% of sales in 2012, we have all the information on their end users and if reseller should go out of business, we can contact the end users directly and continue to sell to them. In the last three years, none of our end user customers, with one exception, is responsible for more than 10% of our revenues, and twenty (20) customers account for approximately 50% of our gross revenues. During our last two fiscal years ended October 31, 2012 and 2013 one end user customer has accounted for 9%, 19% and 13%, respectively, of our gross revenues. Our customers have included many companies among the Fortune 500, and we have sold our products and services to approximately 227 such customers in 2013 and 215 in 2012, among the total of over 600 customers in the last 5 years.

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

Our products and services

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our two current lines of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based SaaS products. Third, is the application of our products and services to new business lines such as Fleet Tracking Embedded Products, and Energy Usage Monitoring and Control. We have had limited resources to apply to marketing and sales in these areas, and we believe that this revenue can be created and improved through dedicated marketing and sales effort.

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

Our software is available for download from our website, www.cogentdatahub.com. A customer can install and use the software in demonstration mode for a limited amount of time, after which they can re-start the software to reset the time limit. This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase.

To ensure smooth implementation of our software in a customer’s environment we have organized 16 different technical partners in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring and maintenance of our products within their customer base. These technical partners are listed on our website. Ongoing, we will seek to recruit new technical partners.

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

Our marketing

We have a variety of marketing activities. In 2013, we launched a new website at www.skkynet.com focused primary on general company information, updates and press releases regarding the general operations of the business. We also maintain a blog section for information on implementing real-time data access over the Cloud.

Our primary means of contacting customers is through our websites coupled with Google advertising. We use Google ad-words and search engine optimization to draw the attention of customers in our market. Our website is technical in nature, and includes live demonstrations, training videos and instruction manuals. We invite potential customers to download trial versions of our software prior to purchase.

We maintain distribution relationships with 24 companies around the world, including the United States, Canada and Mexico, Europe (9), India (2), China, Japan (3), South Korea, Taiwan (2), Russia and other parts of the former Soviet Union, Middle East (2) and South America (2). These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners.

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We maintain targeted banner advertising on the OPC Foundation website (www.opcfoundation.org). This is augmented by a quarterly publication, OPConnect, in which we place product announcements and case studies. We send a monthly newsletter to an opt-in mailing list of more than 3,500 customers and contacts. We produce periodic press releases through a press release service. We maintain Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our revenue sources

Our revenue comes from the following sources:

•	Software licensing for industrial automation systems
•	Software licensing for OEM customers
•	Software licensing for financial trading systems
•	Software support program renewals
•	Legacy installation support
•	Custom integration and development

More than 80% of our revenues are derived from software licensing for industrial automation systems; while financial trading, software support, custom development and legacy system support account for the remainder.

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits and contractors of which about half is for software development; office and general; sales, marketing, advertising and promotion In future years we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase as well as the expenses associated with creating and maintaining a Cloud-based site for our customers.

Our business plans

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our current lines of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based Saas products. Third, is the application of our products and services to new business lines such as Fleet Tracking, Embedded products, and Energy Usage Monitoring and Control. We have had limited resources to apply to marketing and sales in these areas. We believe that this revenue can be improved through dedicated marketing and sales effort.

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

The second patent family includes U.S. Patent Application Serial No. 13/763,089 (published as US 2013/0212227 A1) directed towards a system and method for providing bi-directional streaming communication over the HTTP or HTTPS protocol between a client and a server. The method provides a long-lived, bi-directional communication mechanism from a web client that is performed entirely over HTTP or HTTPS, also operable with existing browser and RIA technology. We are currently working on a third patent application family directed toward methods of real-time data redundancy.

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

There do not currently appear to be Cloud system companies organized for the purpose of hosting real-time industrial data and connectivity. One company, LogMeIn, Inc. (previously Pachube and then Cosm Ltd.), is providing Cloud storage services branded under Xively™ for sensor data, but we do not regard them as competitive due to their focus on storage rather than real-time collection and distribution. Cloud infrastructure companies such as Amazon, Microsoft (Azure) and Google offer pre-configured applications or computing platforms for remotely hosting a customer’s IT activities. Their primary purpose is to provide the computing substrate for the customer’s applications. As such, these companies, as presently operated, could act as suppliers of computing resources to us, not as competition.

Litigation

We do not have any litigation proceedings pending or threatened against us.

Employees

Currently, other than our four officers, we have two full time employees, one part time employee, and five consultants.

ITEM 1A: RISK FACTORS.

Not applicable

ITEM 1B: UNSOLVED STAFF COMMENTS.

None

ITEM 2: PROPERTIES.

Our principal executive offices are located at 20 Bay Street –Suite 1100, Toronto, Ontario Canada M5J 2N8. Our telephone number is (888) 628-2028.

ITEM 3: LEGAL PROCEEDINGS.

None

ITEM 4: MINE SAFETY DISCLOSURE.

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of February 10, 2014, the Company had 49,844,000 shares of its common stock issued and outstanding, of which 14,842,000 were held by non-affiliates.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2012	NA	NA
2nd Qtr. 2012	NA	NA
3rd Qtr. 2012	NA	NA
4th Qtr. 2012	NA	NA
1st Qtr. 2013	NA	NA
2nd Qtr. 2013	0.18	0.18
3rd Qtr. 2013	0.60	0.18
4th Qtr. 2013	0.85	0.51

As of October 31, 2013, the Company estimates there are approximately 90 “holders of record” of its common stock. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.

OVERVIEW

The Company was incorporated on August 31, 2011 in the State of Nevada. On March 26, 2012 the Company acquired Cogent Real-Time Systems, Inc.

Skkynet is an evolution of Cogent, an established financial and industrial middleware software vendor. Cogent’s specialization has focused on providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. The architecture of Cogent’s software naturally suits it for use both as a data aggregation platform at the process level, and as a data server at the Cloud level. By marrying these two capabilities together, Skkynet can effectively and securely offer the Cloud as an extension to any local process.

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

The additional staffing will not begin until Skkynet has funded itself to finance both the staff increase and the required capital to carry out its marketing plan. If the Company is not successful in obtaining the required additional capital, it believes the present business operation will be able to sustain Skkynet’ s additional costs as a public company at a minimal level.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2013		2012(Restated)
Revenue	$783,773	100%	$733,446	100%
Direct material costs	7,759	.9%	4,908	.6%
Gross profit	776,014	99.1%	728,538	99.4%
Operating expenses:
General and administrative expense	1,090,266	(139.1)%	889,615	(121)%
Depreciation	1,761	0%	1,813	0%
Bad debt expense	--	--	(31,633)	(4.3)%
Income (loss) from operations	(316,013)	(40.3)%	(131,257)	(26.5)%
Other income (expense)	(11,545)	(1.4)%	(6,215)	(0.8)%
Net income (loss) before taxes	(327,558)	(41.8)%	(137,472)	(18.7)%
Tax refund	85,870	10.9%	–	0%
Net income (loss)	$(241,688)	(30.8)%	$(137,472)	(18.7)%

Revenue: For the year ended October 31, 2013, the Company had revenues of $783,773 compared to $733,446 of revenue for the year ended October 31, 2012. This reflects an increase of $50,327 from 2012 to 2013. Sales increase can be attributed to the addition of new customers, and the increase in sales to the base of our existing customers. All increases in sales were attributable to the present product line as no new products were introduced during the last two years. During the year ended October 31, 2013 the Company deferred revenue of $59,312 compared to deferred revenue of $ 46, 105 during the same period in 2012 or an increase of $13,207. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be gained in the future.

Direct Costs: For the year ended October 31, 2013, the Company’s direct costs were $7,759 compared to $4,908 for the same period in 2012 or an increase of $2,851. The increase resulted from higher costs in 2013 compared to 2012. Costs as a percent of revenue increased in 2013 over the same period in 2012 by .3% and was insignificant. Specific to this direct cost increase was an increase in the purchase for resale items.

General and Administrative Expenses: (G&A) Total general and administrative expenses increased to $1,090,266 in the year ended October 31, 2013 from $889,615 for the same period in 2012. This was an increase of $200,651, and as a percent of revenue G&A decreased from 121% in 2012 to 139.1%in 2013. Higher costs in 2013 had a direct effect on the increase in costs for product improvement and sales. The increase in G&A can be directly attributed to additional staff added to work on new product usage plus the administrative costs incurred in preparation of the public offering of the Company.

Salaries and Wages: Salaries and wages totaled $598,254 for the year ended October 31, 2013 compared to $474,478 for the same period in 2012. This was an increase of $123,776 from 2012 to 2013. The increase of wages was attributable to higher pay to related parties in 2013 over 2012.

Professional Fees: For the year ending October 31, 2013 professional fees were $279,109 compared to $204,690 for the same period in 2012. The Company experienced an increase due primarily to services required as a public Company.

Depreciation and Amortization: The Company experienced depreciation of $1,716 in 2013 compared to $1,813 in 2012. The amortization expense was higher in 2012 due to the equipment depreciation schedule was greater in 2012.

Other General and Administrative Expenses: Expenses including travel, meals and entertainment, utilities, bank charges and postage and deliver totaled $212,903 for the period ending October 31, 2013 compared to $210,447 for the same period in 2012. The increase can be attributed mostly to consulting, legal and accounting costs of $104,995, travel and meals and entertainment of $13,931, advertising and promotion of $19,180 and option expense of $8,000. The Company incurred a gain on reversal of bad debt expense of $31,633 in 2012 compared to none in 2013.

Other Income Expenses: Other income and expense totaled $11,545 in expense during the year ended October 31, 2013 compared to $6,215 in expense during the same period in 2012. The expenses consisted mostly of interest of $12,640 in 2013 compared to interest of $6,320 in the same period for 2012.

Income Tax: During the periods ending October 31, 2013 and 2012 the Company incurred no tax and the subsidiary paid tax as a foreign corporation. The Company received a tax refund of $85,870 during 2013

Net Income (Loss): The Company recorded a net loss of $241,688 for the year ending October 31, 2013 compared to net loss of $137,472 for the same period in 2012 an increase of $104,216. The significant increase in G&A of $200,651 was most of the increase in net loss in 2013 over 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital has been dependent on the revenue generated internally by the Company’s subsidiary, by loans from its officers and directors and by deferral of accrued salaries. There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, but there are no formal agreements or arrangements for them to continue to do so. As of October 31, 2013, the Company had issued notes to officers and directors consisting of $197,434 in loans payable plus interest of $18,063 for a total of $215,497 in accrued liabilities. During the year ended October 31, 2013 the Company repaid $6,652 of these loans to the related parties.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2013 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2013. The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2013

Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$59,572	$5,575	$65,147
Paul Benford	$97,545	$8,860	$106,405
Shizuka Thomas	$40,317	$3,628	$43,945
Total	$197,434	$18,063	$215,497

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

Working Capital: At October 31, 2013, the Company had working capital of $164,038 with current assets of $454,221 and current liabilities of $290,183 or a current ratio of 1.56 to 1. The current assets consisted of cash of $365,415 and account receivable of $88,806. The current liabilities of the Company at October 31, 2013 are composed primarily of accounts payable and accrued expenses of $47,325, accrued liabilities to related parties of $196,304, deferred revenue of $59,312 and a tax credit of $12,758.

Operating Activities: Net cash provided in operating activities, during the year ending October 31, 2013 was $249,884 compared to cash used of $113,687 for the same period in 2012. This represents a positive change of $363,571. The primary factor in the change in cash flow from operating activities is the change in related party liabilities of $392,962 and accrued expenses of $75,362 in the period ending October 31, 2013. Related party liabilities change was due to the contribution to paid in capital by officers of the Company of their accrued salary.

Investing Activities: Net cash used in investing activity was $4,617 for the year ended October 31, 2013 compared to cash acquired of $8,720 in 2012.

Financing Activities: Net cash used in financing was $6,652 for the year ending October 31, 2013 compared to net cash provided of $93,127 for the same period in 2012. Net cash used in 2013 was due to repayment of related party loans of $6,652. Cash provided in 2012 consisted of common stock sold for cash for $4,600 and net proceeds from related parties in notes payable of $88,527.

As of October 31, 2013, the Company had total assets of $461,267 and total liabilities of $487,617. Stockholders’ deficit as of October 31, 2013 was $26,350 compared to stockholders deficit of $368,772 at October 31, 2012. Liabilities decreased in 2013 due to the decrease in accrued liabilities due related parties from $315,435 in 2012 to $143,872 for the same period in 2013.

On April 30, 2012 Andrew S. Thomas, Shizuka Thomas, his wife, and Paul Benford converted accrued payroll liabilities into notes payable. The Company, with the agreement of the officers, termed the notes payable to 3 year notes as of April 30, 2012 with an interest rate of 6% per annum. As of October 31, 2012 the notes payable of $197,434 plus accrued interest of $18,063 is a total amount due of $215,497.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is sufficient to meet the Company’s cash needs if the Company continues to operate its ongoing business as presently conducted through revenues generated from operations of our subsidiary for the next 12 months; provided, however, that the funding of the Company independent of the operations of the subsidiary will require an additional $50,000 over the next year including professional fees for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company secured additional funds through a private equity financing of $369,750 completed on January 14, 2014. The Company may from time to time seek additional equity or debt financing as it feels is required to continue the growth of the Company.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

The critical accounting policies and account pronouncements are an integral part of the footnotes of the audited financial statements and should be reviewed as part of our discussion of the financial results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ITEM 9B: OTHER INFORMATION.

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, and CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	50	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	39	March 2012	Director, President and Assistant Secretary
Mr. Paul Benford	47	March 2012	Director and COO
Mr. Lowell Holden	71		CFO and Treasurer
Mr. Norman Evans	59	August 2013	Independent Director
Mr. Kenneth W. Jennings	65	August 2013	Independent Director

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

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 70% and 10%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent.

Committees of the Board of Directors

The Company has an audit committee comprising Norman Evans (Chair) and Kenneth Jennings, each of whom is an “independent” director as determined under the rules of the Exchange Act and NASDAQ and a compensation committee comprising Kenneth Jennings (Chair) and Norman Evans, but no nominating committee.

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

PAUL E. THOMAS: Mr. Paul E. Thomas has been the President and Assistant Secretary of Skkynet since November 26, 2011, and became a member of the Board of Directors on March 26, 2013. Mr. Paul Thomas has also been Vice President of Intellectual Property for Cogent since January 1, 2012. Mr. Paul Thomas is the brother of our CEO and Board Chairman, Andrew S. Thomas. From September 2008 to the present Mr. Thomas has been the founder and principal of a group of affiliated companies, LifeCycle IP Management, Inc. and LifeCycle Capital Partners, Inc. that are engaged in various IP related businesses including valuations, due diligence, transactions analysis and structuring, strategic partnering and filing and processing IP applications to regulatory authorities. Prior thereto, from January to September 2008, Mr. Thomas was Assistant General Counsel at Iovate Health Sciences at which he managed the global IP portfolio of more than 100 patent families of products. Prior thereto, Mr. Thomas from 2007 to 2008 Mr. Thomas was IP and Corporate Development Counsel at Cipher Pharmaceuticals, Ltd., and during the period between 2000-2007 Mr. Thomas practiced intellectual property law as an associate lawyer at three different law firms in Toronto Canada. Mr. Thomas is a registered patent agent with the U.S Patent and Trademark Office and a registered patent and trademark agent with the Canadian Patent Office. Mr. Thomas received his J.D. from the University of British Columbia in 2000. He also received a Master of Applied Science in Chemical Engineering from the University of British Columbia in 1998 and a B.A in Applied Science, Chemical Engineering from Queen’s University, Kingston in 1995. Mr. Paul Thomas’s qualifications to serve as a director of the Company consist of his experience in fund raising activities for developing companies, public and private, and proper planning for intellectual property development and protection of our products and services.

PAUL BENFORD: Mr. Paul Benford has been the Chief Operating Officer of Skkynet since November 1, 2011 and became a member of our Board of Directors on March 26, 2013. From 1995 to the present Mr. Benford has been the Business Manager of Cogent. Prior thereto, from 1992 through 1995 Mr. Benford was an independent process control consultant and an applications engineer. Mr. Benford received a Master of Applied Science in Mineral Process Engineering from the University of British Columbia in 1993, and a B.A. with honors from the Camborne School of Mines in Cornwall, United Kingdom in 1990. Mr. Paul Benford’s qualifications to serve as a director of the Company consist of his experience in the fields of strategies of customer development and forms of communication with a variety of corporate constituencies in the industries within which we operate.

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March, 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

NORMAN EVANS: Mr. Norman Evans has been a director of the Company since August, 2013 and is also the Chief Financial Officer of Cipher Pharmaceuticals Inc., a Canadian publicly-listed pharmaceutical company. Mr. Evans is also a Chartered Accountant with over 25 years of business experience. Prior to his work at Cipher, from 1996 to 2006, Mr. Evans was Vice-President of Finance at MDS Pharma Services, a pharmaceutical services company, and prior thereto was a Partner at Ernst & Young Inc. Mr. Evans received a B.Sc. from Concordia University and received his Canadian Chartered Accountant designation in 1980. Mr. Evans’ qualifications to serve as a director of Skkynet consist of his experience in conducting audits, corporate governance and financial reporting for public companies.

KENNETH JENNINGS: Mr. Kenneth Jennings has been a director if the Company since August 2013 and is also Vice President of Kinesis Identity Security System Inc., a software security company. Prior to his work at Kinesis, from 1991 to 2009, Mr. Jennings held senior roles including VP of Manufacturer Solutions & Consulting, VP of Marketing, and VP of Sales at ADP Dealer Services, a division of ADP Inc., the payroll outsourcing company. Mr. Jennings’ qualifications to serve as a Director of Skkynet consist of over 30 years of experience in business development, strategy and in leading business-to-business software sales and marketing teams.

CONFLICTS OF INTEREST

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 70% and 10%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Board Independence

As currently constituted and applying the rules of NASDAQ Norman Evans and Kenneth Jennings are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended October 31, 2013, the following persons were officers, directors and more than ten-percent shareholders of the Company’s common stock:

Name	Position	Filed Reports
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2013 the Company paid its officers and directors an aggregate of $162,013 plus has an aggregate accrued salaries and consulting fees of $603,792.

On October 31, 2013 four officers of the company contributed to paid in capital of the Company their accrued salaries totaling $564,793. The contribution by officer was as follows:

Andrew Thomas	$195,776
Paul Benford	$145,433
Paul Thomas	$188,584
Lowell Holden	$35,000
Total Contribution	$564,793

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

Name and Principal Position		Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compen -sation ($)	Awards		Payouts	All other compen- sation ($) (1)
	Year				Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)		Total Compensation
Andrew S. Thomas, (1,2,6) Chief Executive Officer	2013 2012 2011	134,246 120,511 108,629	- - -	- - -	- - -	- - -	- - -	- - -	134,246 120,511 108,629
Paul Benford, (1,2) Chief Operating Officer	2013 2012 2011	134,246 125,464 177,893	- - -	- - -	- - -	- - -	- - -	- - -	134,246 125,464 177,893
Lowell Holden, (3) Chief Financial Officer	2013 2012 2011	48,000 26,000 -	- - -	- - -	- - -	- - -	- - -	- - -	48,000 26,000 -
Paul E. Thomas, (4) President	2013 2012 2011	134,246 115,559 -	- - -	- - -	- - -	- - -	- - -	- - -	134,246 115,599 -
Norman Evans, Director	2013 2012 2011	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Kenneth Jennings	2013 2012 2011	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - --
________________
(1) Mr. Andrew S. Thomas and Mr. Benford received salary paid by Cogent Real-Time Systems Inc. of $28,767 and $57,534 respectively.
(2) Mr. Andrew S. Thomas and Mr. Benford have accrued salaries of $195,775 and $145,433, which was not paid.
(3) Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $3,000 for serving as an officer and has accrued salary of $74,000 which was not paid.
(4) Mr. Paul E. Thomas received $76,712 for consulting services through LifeCycle IP Management Inc., which he owns plus accrued salary from the Company of $ 188,584 which was not paid.
(5) Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $57,534 during fiscal year 2013 and $27,239 in 2012 for services as a Japanese business manager and translator.

Employment Agreements

We and our subsidiary Cogent have employment agreements with all of our executive officers. The terms and conditions of each such agreement are described below.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with our CEO, Andrew S. Thomas commencing January 1, 2012. Mr. Thomas will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Thomas is to receive an annual base salary of CDN$140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Thomas’s performance. While employed with the Company, the Agreement allows Mr. Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with our COO, Paul Benford commencing January 1, 2012. Mr. Benford will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Benford is to receive an annual base salary of CDN $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Benford is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Benford’s performance. While employed with the Company, the Agreement allows Mr. Benford to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Benford to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with its Vice President of Intellectual Property, Paul E. Thomas commencing January 1, 2012. Mr. Paul Thomas will also serve as President for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Paul Thomas is to receive an annual base salary of CDN $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by, and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Paul Thomas’s performance. While employed with the Company, the Agreement allows Mr. Paul Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Paul Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective April 16, 2012, the Company entered into an Employment Agreement (the “Agreement”) with our Chief Financial Officer, Lowell T. Holden commencing April 16, 2012. The Agreement is for an eight-month term commencing on April 16, 2012 and provides for automatic renewal of successive quarterly terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Holden is to receive an annual base salary of $48,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Holden is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Holden’s performance. While employed with the Company, the Agreement allows Mr. Holden to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Holden to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

On October 31, 2013 the Officers of the Company elected to forgo their accrued compensation and contributed it to capital. Their contribution to paid in capital totaled $564,793 and was contributed as follows:

Andrew Thomas	$195,776
Paul Benford	$145,433
Paul Thomas	$188,584
Lowell Holden	$35,000
Total Contribution	$564,793

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 10, 2014 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after October 31, 2013 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock
Andrew S. Thomas 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	21,702,000		43.53
Paul E. Thomas 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	5,000,000		10.03
Paul Benford 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	8,298,000		16.64
Lowell Holden 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	2,000	(3)	-0-
Norman Evans 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	40,000		0.1
Kenneth Jennings 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	45,000		0.1
Richard Fox (2) 377 S. Nevada Street Carson City, Nevada 89703-4290	-0-		-0-
All directors and officers as a group	35,087,000		70.4
_____________
(1) Denotes officer or director.
(2) Mr. Fox resigned as Secretary as of November 7, 2012
(3) Mr. Holden holds his shares indirectly through a related party

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 7,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of February 10, 2014 is 3,835,000 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 3,835,000 options issued and outstanding under our 2012 Stock Option Plan which have been granted to one key employee, two officers, two consultants and two directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.10 to $0.88 per share.

The following table sets forth the option holder as of February 10, 2014:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	200,000
Paul Benford	Officer and Director	150,000
Paul Thomas	Officer and Director	190,000
Lowell Holden	Officer	90,000
Xavier Mosrobian	Officer	185,000
Ken Jennings	Director	5,000
Norm Evans	Director	5,000
Employees as a group	--	3,010,000
Total		3,835,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	--	3,165,000
Equity compensation plans not approved by security holders	--	--	--
Total	7,000,000	--	3,165,000

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Sakura Software, a corporation owned by our CEO and Chairman of the Board of Directors, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, (“Real Innovations”) a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real time data transmission and display technology (the “IP”) to Real Innovations under an assignment of intellectual property agreement (the “Assignment Agreement”). In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

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

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $28,767 and $57,534 as salary, respectively, for the fiscal year ended October 31, 2013 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $79,712 (Mr. Thomas) and $76,712 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $28,767 as salary for the fiscal year ended October 31, 2013 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $3,000 during the year ending October 31, 2013 and accrued $45,000 in consulting fees in the Company.

Mr. Paul E. Thomas, the President of the Company was paid $57,534 for services for the fiscal year ended October 31, 2013, and accrued $76,712 in salary in the subsidiary.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2013. The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2013 Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$59,572	$5,575	$65,147
Paul Benford	$97,545	$8,860	$106,405
Shizuka Thomas	$40,317	$3,628	$43,945
Total	$197,434	$18,063	$215,497

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Hood & Associates, CPAs, PC, Certified Public Accountants and MaloneBailey, LLP Certified Public Accountants.

Hood & Associates, CPA’s. PC

	2013	2012
Audit fees	$-	15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

MaloneBailey, LLP

	2013	2012
Audit fees	$20,000	-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2013 and 2012

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
___________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 11, 2014.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2014.

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

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skkynet Cloud Systems, Inc.

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Skkynet Cloud Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skkynet Cloud Systems, Inc. and its subsidiaries as of October 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As disclosed in note 10 to the financial statements, the Company restated its previously issued financial statements as of October 31, 2012, and for the year then ended.

MaloneBailey, LLP
Houston, Texas
www.malonebailey.com

February 10, 2014

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2013	2012
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$365,415	$122,054
Accounts receivable	88,806	101,885
Total current assets	454,221	223,939

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $70,484 and $71,029	5,398	4,190
Intangible Assets	1,648	-
Total assets	$461,267	$228,129

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$34,567	$24,437
Accounts Payable – related parties	52,432	--
Accrued liability - related parties	143,872	315,702
Deferred Income	59,312	46,105
Total current liabilities	290,183	386,244

Notes payable to related parties	197,434	210,657
Total liabilities	487,617	596,901

Stockholders’ equity(deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value, 70,000,000 authorized, 49,334,000 issued and outstanding, respectively	49,334	49,334
Additional paid-in capital	555,773	(17,019)
Accumulated Other Comprehensive Income (loss)	12,603	1,285
Accumulated deficit	(644,065)	(402,377)
Total stockholders’ deficit	(26,350)	(368,772)

Total liabilities and stockholders’ equity(deficit)	$461,267	$228,129

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2013	2012
		(Restated)
Revenue	$783,773	$733,446
Cost of goods sold	7,759	4,908
Gross margin	776,014	728,538

Operating expenses:
General and administrative expense	1,090,266	889,615
Bad debt expense	--	(31,633)
Depreciation	1,761	1,813
Income (loss) from operations	(316,013)	(131,257)

Other income (expenses):
Other income	1,095	105
Interest expense	(12,640)	(6,320)
Total other income (expense)	(11,545)	(6,215)

Net (loss) before taxes	(327,558)	(137,472)

Corporate tax refund	85,870	--

Net (loss)	$(241,688)	$(137,472)

Foreign currency translation adjustments	11,318	1,286

Comprehensive (loss)	(230,370)	(136,186)

Net (loss) per share, basic and diluted	$(0.00)	$ (0.00)

Weighted average number of shares outstanding	49,334,000	37,149,683

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED October 31, 2013 AND 2012

	Common Stock		Preferred	Stock	Additional Paid-In	Retained	Currency	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	Translation	(Deficit)

Balance October 31, 2011 (restated)	30,000,000	$30,000	5,000	$5	$(11,005)	$(264,905)	$(1)	$(245,906)

Shares issued for acquisition of Skkynet	19,000,000	19,000			(10,280)		--	8,720
Shares issued for cash	334,000	334			4,266	--		4,600
Change due to currency translation	--	--			--	--	1,286	1,286
Net loss	--	--	--	--	--	(137,472)		(137,472)

Balance October 31, 2012 (restated)	49,334,000	49,334	5,000	5	(17,019)	(402,377)	1,285	(368,772)

Stock Option expense	--	--	--	--	8,000	---		8,000
Related parties contribution to capital	--	--	--	--	564,793	--		564,793
Change due to currency translation	--	--	--	--	--	--	11,318	11,318
Net loss	--	--	--	--	--	(241,688)		(241,688)

Balance October 31, 2013	49,334,000	$49,334	5,000	$5	$555,773	$(644,065)	$12,603	$ (26,350)

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2013	2012
Cash flows from operating activities:		(Restated)
Net loss	$(241,688)	$(137,472)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	1,761	1,875
Option expense	8,000	-
Changes in operating assets and liabilities:
Accounts receivable	13,079	3,997
Other current assets	--	862
Accounts payable and accrued expense	65,562	9,997
Accrued liability-related party	392,962	(2,869)
Deferred revenue	13,207	9,923
Net cash used in operating activities	249,883	(113,687)

Cash flows from investing activities:
Cash acquired in reverse merger	--	8,720
Cash paid for acquisition of fixed assets	(4,617)	--
Net cash provided by investing activities	(4,617)	8,720

Cash flows from financing activities:
Proceeds from issuance of common stock	--	4,600
Proceeds from notes payable- related parties	--	149,109
Payments on debt- related parties	(6,652)	(60,582)
Net cash provided by financing activities	(6,652)	93,127

Effects of foreign currency translation	4,747	(2,402)

Net increase (decrease) in cash	243,361	(14,242)
Cash – beginning of year	122,054	136,296
Cash – end of year	$365,415	$122,054

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries to capital	$564,793	$--

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet Cloud Systems, Inc. (Skkynet), Nevada Corporation headquartered in Toronto, Canada was formed on August 31, 2011. Skkynet operates it business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $783,000 in annual revenues from its operations for its fiscal year ended October 31, 2013.

NOTE 2 – CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned Cogent Real Time Systems, Inc. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed. The Company sells software and support services to its clients. Revenue for the software sales are recognized when the product and product code is given to the client. Support services revenue is deferred until the service is provided or the period in which that portion of the supports service passes and is then recognized in that time period.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2013 and October 31, 2012, respectively.

Property and equipment

Property and equipment are carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to net losses during both periods.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Skkynet incurred a net loss of $241,688 for the year ended October 31, 2013. These conditions raise substantial doubt as to Skkynet ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Skkynet is unable to continue as a going concern.

Skkynet continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2013 and 2012:

	2013	2012
Property and equipment	$75,882	$75,219
Less: accumulation depreciation	70,484	71,029
Net property and equipment	5,398	4,190

Depreciation expense totaled $1,761 and $1,875 for the years ended October 31, 2013 and 2012 respectively.

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

The Company’s deferred tax assets for the U.S. parent company consisted of the following as of October 31, 2013 and 2012:

	2013	2012

Income/(Loss) Before Income Taxes	$(102,350)	$(41,918)

Income Tax Recovery/Expense	(35,823)	(14,671)
Use of PY NOL
Valuation Allowance	35,823	14,671
	$-	$-

Net Operating Losses	$351,525	$257,530
Tax Rate	35%	35%

Deferred Tax Assets	123,034	90,136
Valuation Allowance	(123,034)	(90,136)
Net Deferred Tax Assets	$-	$-

The Parent Company had a net loss of $102,350 and $41,918 for the years ended October 31, 2013 and 2012, respectively. As of October 31, 2013, the Company had a net operating loss carry forward of $351,525 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2013 and 2012 is as follows:

	2013	2012

U.S. federal statutory rate	34%	34%
Net operating loss	(34%)	(34%)
Effective tax rate	--%	--%

The Company’s deferred tax assets for the Canadian subsidiary company consisted of the following as of October 31, 2013 and 2012:

	2013	2012

Income/(Loss) Before Income Taxes	$340,339	$(36,957)

Income Tax Recovery/Expense	68,068	(7,391)
Use of PY NOL	(68,068)	-
Valuation Allowance	-	7,391
	-	-

Net Operating Losses	$74,237	$379,602
Tax Rate	20%	20%

Deferred Tax Assets	14,847	75,920
Valuation Allowance	(14,847)	(75,920)
Net Deferred Tax Assets	-	-

The Canadian Company had a taxable income of $340,339 and net loss of $36,957 for the years ended October 31, 2013 and 2012, respectively. As of October 31, 2013, the Company had a net operating loss carry forward of $74,237 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2013 and 2012 is as follows:

	2013	2012

Canadian federal statutory rate	20%	20%
Net operating loss	(20%)	(20%)
Effective tax rate	--%	--%

NOTE 6 – EQUITY

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization.

On March 27, 2012 the Company issued 320,000 share of common stock at $0.01 per share with a total value of $3,200 for cash.

On March 29, 2012 the Company issued 14,000 shares of common stock at $0.10 per share with a value of $1,400 for cash.

NOTE 7 – CONTRIBUTION TO CAPITAL

On October 31, 2013 the Officers of the Company elected to forgo their accrued compensation and contributed it to capital. Their contribution to capital totaled $564,793 and was contributed as follows:

Andrew Thomas	$195,776
Paul Benford	$145,433
Paul Thomas	$188,584
Lowell Holden	$35,000
Total Contribution	$564,793

NOTE 8 – OPTIONS

The Company under its 2012 option plan issues option to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On March 31, 2012 the Company issued 3,000,000 options with an exercise price of $0.10 per share to one employee and two consultants of the Company. On the grant date there was no market for the shares of the Company so the Company calculated a beneficial interest based on the initial private offering of common stock which was $0.001 and considered the amount nominal and did not recognize any compensation expense.

On February 1, 2013 the Company issued 50,000 options with an exercise price of $0.10 per share to an officer of the Company. At the time the options were granted there was no market for the shares of the Company so the Company calculated a beneficial interest based on the private offering of common stock which was $0.10 and expensed the options at $5,000.

On August 7, 2013 the Company issued 5,000 options with an exercise price of $0.60 per share to two independent directors of the Company. At the time the options were granted the last trade for the Company stock was $0.60 per share. The Company elected to expense the options using the last trading price for an expense of $3,000.

The following sets forth the options granted and outstanding as of October 31, 2013:

Options Granted	Total Outstanding	Number Exercisable	Number Exercised	Aggregate Intrinsic Value

3,055,000	3,055,000	1,221,000	--	$1,372,500

NOTE 9 – RELATED PARTY TRANSACTIONS

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2013. The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2012

Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	66,409	1,249	67,658
Paul Benford	102,601	3,078	105,679
Shizuka Thomas	41,647	1,992	43,639
Total	210,657	6,319	216,976

As of: October 31, 2013

Related Party	Note Balance	Accrued Interest	Total

Andrew Thomas	$59,572	$5,575	$65,147
Paul Benford	$97,545	$8,860	$106,405
Shizuka Thomas	$40,317	$3,628	$43,945
Total	$197,434	$18,063	$215,497

On October 31, 2013 the Officers of the Company elected to contribute their accrued compensation to capital. The contribution to paid in capital totaled $564,793 and was contributed by each of the four officers as follows:

Andrew Thomas	$195,776
Paul Benford	$145,433
Paul Thomas	$188,584
Lowell Holden	$35,000
Total Contribution	$564,793

As of October 31, 2013 and 2012 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2013	2012

Accrued salaries	90,808	283,382
Accrued interest	18,064	6,320
Consulting fees	35,000	26,000
Total accrued liabilities	$143,872	$315,702

As of October 31, 2013 the Company accrued accounts payable of $52,432 due to one related party and zero as of October 31, 2012.

NOTE 10 – RESTATEMENT

During the Year Ended October 31, 2013, the Company was made aware that the audit firm which completed the audit for year ended October 31, 2012 was not qualified to issue an opinion for the year ended October 31, 2012. The Company engaged the present audit firm to audit the year ended October 31, 2012 and 2013. As part of the audit it was determined that a portion of our support services revenue should have been deferred at October 31, 2011 and October 31, 2012. The following adjustments were made:

-	Accumulated deficit and deferred revenue at October 31, 2011 was increased by $36,182
-	Deferred revenue was increased by $46,105 at October 31, 2012 and revenue was decreased by the net of $9,923 ($46,105 less $36,182 recognized from the October 31, 2011 deferral)

NOTE 11 – MAJOR CUSTOMERS

The Company sells to their end user customers both directly and through resellers. Although one reseller accounted for 36.4% of sales in 2013 and 40.6% of sales in 2012, the Company maintains all the information on their end user customers and should the reseller discontinue operations, the Company can sell directly to the end user. In the last three years, none of the end user customers, with one exception, was responsible for more than 10% of our revenues, and twenty (20) customers account for approximately 50% of our gross revenues.

NOTE 12 – SUBSEQUENT EVENT

On January 14, 2014 the Company sold 510,000 shares of restricted common stock to eight individuals with a value of $0.725 per share for $369,750 in cash.

On November 1, 2013 the Company issued 185,000 options with an exercise price of $0.55 per share to an officer of the Company.

On December 14, 2013 the Company issued 15,000 options with an exercise price of $0.85 per share to two independent directors and a consultant of the Company.

On January 13, 2014 the Company issued 580,000 options with an exercise price of $0.88 per share to four officers of the Company.