Form 10-Q
period 2014-01-31
Skkynet Cloud Systems, Inc.
filed 2014-03-07
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 7, 2014 there were 49,844,000 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2014	October 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$511,180	$365,415
Accounts receivable	192,439	88,806
Stock Subscription receivable	32,625	--
Total current assets	736,244	454,221

Property and equipment, net of accumulated depreciation of $0 and $70,484 respectively	4,843	5,398
Intangible assets	1,648	1,648
Total Assets	$742,735	$461,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$28,144	$34,567
Accounts payable – related parties	--	52,432
Accrued liabilities – related party	85,813	143,872
Deferred income	66,046	59,312
Total current liabilities	180,003	290,183

Note payable to related parties	161,530	197,434
Total liabilities	341,533	487,617

Stockholders’ Deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 49,844,000 and 49,334,000 shares issued and outstanding, respectively	49,844	49,334
Additional paid-in capital	1,064,437	555,773
Accumulative other comprehensive income (loss)	30,904	12,603
Accumulated deficit	(743,988)	(644,065)
Total stockholders’ equity (deficit)	401,202	(26,350)
Total Liabilities and Stockholders’ Equity	$742,735	$461,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,
	2014	2013

Revenue	$287,049	$155,016
Direct material costs	82	1,867

Operating Expenses:
Depreciation	440	449
General and administrative	383,362	255,088
Loss from operations	(96,835)	(102,388)

Other Income (Expenses):
Tax refund	--	86,081
Interest expense	(3,088)	(3,857)
Total other income (expenses)	(3,088)	(82,224)

Net loss	$(99,923)	$(20,164)

Net loss per common share attributable to common stockholders (basic and diluted)	$0.00	$0.00

Weighted average common shares outstanding (basic and diluted):	49,428,239	49,334,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(99,923)	$(20,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	440	449
Option based compensation	139,424	--
Changes in operating assets and liabilities:
Accounts receivable	(103,633)	4,107
Accounts payable and accrued expenses	(64,482)	26,965
Accrued liabilities – related parties	(52,432)	97,439
Deferred Income	6,734	--
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(173,872)	108,796

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	337,125	--
Payments on notes payable –related parties	(35,904)	--
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	301,221	--

Effect of exchange rate changes on cash	18,416	(758)

Net increase in cash	145,765	108,038
Cash, beginning of period	365,415	122,053
Cash, end of period	$511,180	230,091

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$21,920	$--
Income taxes paid	$--	$--

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2013 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, as reported on Form 10-K, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. On January 31, 2014 the Company paid $35,904 in principal and $21,920 in interest to the note holders. As of January 31, 2014 the outstanding amounts on the notes payable were $161,530 as noted below:

Note balance as of:	January 31, 2014	October 31, 2013
Andrew Thomas	$48,980	$59,572
Paul Benford	$79,617	$97,545
Shizuka Thomas	$32,933	$40,317
Total	$161,530	$197,434

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. As of January 31, 2014 the accrued liability for compensation was $85,813.

As of January 31, 2014 and October 31, 2013 the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2014	October 31, 2013
Accrued salaries	66,813	90,808
Accrued interest	-	18,064
Accounts payable		52,432
Consulting fees	19,000	35,000
Total accrued liabilities	$85,813	$196,304

NOTE 3 - EQUITY

On January 14, 2014 the Company sold 510,000 shares of restricted common stock to eight individuals with a value of $0.725 per share for $337,125 in cash and a stock receivable of $32,625.

As of January 31, 2014 the Company held a stock receivable from one subscriber for $32,625. On February 3, 2014 the subscription was paid in full.

NOTE 4 - OPTIONS

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

The Company has elected to expense the options over the life of the option as stock based compensation. As of January 31, 2014 the Company expensed $139,424 for the quarter. The unrecognized future balance to be expensed over the term of the options is $485,475.

The following sets forth the options granted and outstanding as of October 31, 2013:

Options Granted	Total Outstanding	Number Exercisable	Number Exercised	Aggregate Intrinsic Value

3,835,000	3,835,000	1,377,000	--	$4,244,350

NOTE 5 - DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. AS of January 31, 2014 the Company had deferred revenue of $66,046.

NOTE 6 - SUBSEQUENT EVENT

On February 3, 2014 the Company received full payment of the stock subscription receivable of $32,625

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

RESULTS OF OPERATIONS

For the three month periods ending January 31, 2014, revenues were $287,049 and for the same period in 2013, revenue was $155,016, respectively. Revenue increases for the three month period ending January 31, 2014 over the three month period ended January 31, 2013 are the result of increased sales to customers and the addition of new customers. The Company hired a full time marketing officer to concentrate on the marketing of its software.

General and administrative expense increased to $383,363 for the three months ended January 31, 2014 from $255,088 for the same period in 2013. The increase in general and administrative expenses was due to the option expensed for the quarter of $139,424 compared to none in 2013. Other general and administrative expenses were lower in 2014 compared to 2013.

For the three periods ending January 31, 2014 the Company posted an operating loss of $96,836 compared to an operation loss of $102,388 for the same period in 2013, The decrease in operating loss of $5,552 was due primarily to the increase in sales of $132,033 along with the reduction in expenses of $11,150 and reduced direct expenses of $1,785 offset by the stock based compensation booked for the option expenses of $139,424. The increase in sales has a significant direct impact on operating profit.

Other expenses for the three month periods ending January 31, 2014 were $3,088 compared to other income of $82,224 for the same period in 2013. Other expenses were comprised of interest of $3,088. This compares to a tax refund of $86,081 received in the same period in 2013 and interest expense of $3,857 in 2013.

A net loss of $99,923 was recorded for the three month periods ending January 31, 2014 compared to a net loss of $20,164 for the same period in 2013. The loss can be attributed to added employee costs in 2014 compared to 2013.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2014, Skkynet had current assets of $736,244 and current liabilities of $180,003, resulting in working capital of $556,241 and a current ratio of 4.09:1. Accumulated deficit as of January 31, 2014 was $743,988.

Net cash used in operations for the three months ending January 31, 2014 was $(173,872) compared to net cash provided of $108,796 for the same period in 2013. Net cash used in operations increased due primarily to an increase in the net loss of $79,759, an increase in accounts receivable of $103,633 and a decrease in accounts payable of $116,914. These were offset by stock based compensation for valuing options of $139,424 and deferred revenue of $6,734.

There were no investing activities in the periods ended January 31, 2014 and 2013.

Net cash provided in financing activities during the three months ended January 31, 2014 was $301,221 compared to net cash provided of zero for the same period in 2013. The change was due to the sale of common stock of $369,750 less the subscription receivable of $32,625, offset by the reduction of notes payable to related parties of $35,904.

Our existing capital may not be sufficient to meet Skkynet‘s cash needs, however our shareholders deficit changed to shareholders equity of $401,202 and our cash on hand increased from $365,415 as of October 31, 2013 to $511,180 at quarter end of January 31, 2014. In addition our working capital increased as of January 31, 2014 to $556,241 from $164,038 as of October 31, 2013 or an increase of $392,203.

EMPLOYEES

As of January 31, 2013, Skkynet employed 9 consultants and employees.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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
_______________
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

SKKYNET CLOUD SYSTEMS INC.

Date: March 7, 2014	By:	/s/ Andrew Thomas
Andrew Thomas, CEO

	By:	/s/ Lowell Holden
Lowell Holden, CFO