Form 10-Q
period 2014-04-30
Skkynet Cloud Systems, Inc.
filed 2014-06-10
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 10, 2014 there were 49,844,000 shares of Common Stock of the issuer outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2014	October 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$443,692	$365,415
Accounts receivable	199,881	88,806
Total current assets	643,573	454,221

Property and equipment, net of accumulated depreciation of $67,659 and $70,484 respectively	4,319	5,398
Intangible assets	2,289	1,648
Total Assets	$650,181	$461,267

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$5,793	$34,567
Accounts payable – related parties	--	52,432
Accrued liabilities – related party	137,968	143,872
Notes payable – related parties	156,351	197,424
Deferred income	93,350	59,312
Total current liabilities	393,462	487,617

Total liabilities	393,462	487,617

Stockholders’ Deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 49,844,000 and 49,334,000 shares issued and outstanding, respectively	49,844	49,334
Additional paid-in capital	1,097,595	555,773
Accumulative other comprehensive income (loss)	19,366	12,603
Accumulated deficit	(910,091)	(644,065)
Total stockholders’ equity (deficit)	256,719	(26,350)
Total Liabilities and Stockholders’ Equity	$650,181	$461,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Revenue	$248,298	$250,878	$535,347	$405,635
Direct material costs	1,373	1,872	1,455	3,734

Operating Expenses:
General & administrative	422,460	257,397	805,822	510,991
Depreciation	370	447	810	895
Loss from operations	(175,905)	(8,838)	(272,740)	(109,985)

Other Income (Expenses):
Tax refund	--	--	--	85,840
Gain on debt forgiveness	11,982	--	11,982	--
Interest expense	(2,180)	(3,881)	(5,268)	(7,730)
Total other income (expenses)	9,802	(3,881)	6,714	78,110

Net loss	$(166,103)	$(12,719)	$(266,026)	$(31,875)

Foreign currency translation adjustment	11,538	(2,072)	(6,763)	793

Comprehensive (loss)	(154,565)	(14,791)	$(272,789)	$(31,082)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	49,844,000	49,334,000	49,632,674	49,334,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(266,026)	$(31,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	810	895
Option based compensation	172,582
Gain on debt forgiveness	(11,982)	--
Changes in operating assets and liabilities:
Accounts receivable	(111,075)	(87,635)
Accounts payable and accrued expenses	(9,624)	30,459
Accrued liabilities – related parties	(58,336)	188,515
Taxes payable	(7,168)	(1,267)
Deferred Income	34,038	--
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(256,781)	99,092

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(735)	(984)
NET CASH USED IN INVESTING ACTIVITIES	(735)	(984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	369,750
Payments on notes payable –related parties	(41,083)	(6,086)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	328,667	(6,086)

Effect of exchange rate changes on cash and cash equivalents	7,126	(793)

Net increase in cash and cash equivalents	78,277	91,229
Cash and cash equivalents, beginning of period	365,415	122,053
Cash and cash equivalents, end of period	$443,692	$213,282

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$21,920	$1,479
Income taxes paid	$--	$--

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through April 30, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. As of April 30, 2014 the outstanding amounts on the notes payable were $156,351 as noted below:

Note balance as of:	April 30, 2014	October 31, 2013

Andrew Thomas	$47,410	$59,572
Paul Benford	$77,064	$97,545
Shizuka Thomas	$31,877	$40,317
Total	$156,351	$197,434

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. As of April 30, 2014 the accrued liability for compensation was $137,968.

As of April 30, 2014 and October 31, 2013 the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2014	October 31, 2013

Accrued salaries	112,423	90,808
Accrued interest	2,345	18,064
Accounts payable	--	52,432
Consulting fees	23,200	35,000
Total accrued liabilities	137,968	196,304

NOTE 3 –EQUITY

On January 14, 2014 the Company sold 510,000 shares of restricted common stock to eight individuals with a value of $0.725 per share for $337,125 in cash and a stock receivable of $32,625. On April 9, 2014 the stock receivable was paid in full.

NOTE 4 – OPTIONS

The Company under its 2012 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock on the date the options were granted.

On November 1, 2013 the Company issued 185,000 options with an exercise price of $0.55 per share to an officer of the Company. Computed volatility of 397.88% and a discount rate of 2.65 were used in calculating the fair value of the options of $101,750.

On December 14, 2013 the Company issued 15,000 options with an exercise price of $0.85 per share to two independent directors and a consultant of the Company. Computed volatility of 371.40% and a discount rate of 2.89 were used in calculating the fair value of the options of $12,750.

On January 13, 2014 the Company issued 580,000 options with an exercise price of $0.88 per share to four officers of the Company. Computed volatility of 360.15% and a discount rate of 2.84 were used in calculating the fair value of the options of $102,080.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to calculate the fair value over the 5 year period of each option. The total value calculated for option expense is $624,900   As of April 30, 2014 the Company expensed $172,582 for the six month period ended April 30, 2014. The unrecognized future balance to be expensed over the term of the options is $452,318.

The following sets forth the options granted and outstanding as of April 30, 2014:

Options as of October 31, 2013	Options Granted	Total Outstanding as of April 30, 2014	Number Exercisable	Number Exercised	Aggregate Intrinsic Value

$3,055,000	$780,000	$3,835,000	$1,987,000	$--	$4,781,250

NOTE 5 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service and is recognized on a straight-line basis over the term of the software support  agreement. As of April 30, 2014 the Company had deferred revenue of $93,350.

NOTE 6 – SUBSEQUENT EVENT

On May 12, 2014 the Company issued 90,000 options under the Company 2012 option program to one employee and two consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. The exercise price is $1.40 per share.

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

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2014, revenues were $248,298 and $535,347 compared to $250,878 and $405,635 for the same period in 2013, respectively. Revenue increased for the six month period ending April 30, 2014 over the six month period ended April 30, 2013 are the result of increased sales to customers and the addition of new customers. The Company hired two full time marketing employees to concentrate on the marketing of its software.

General and administrative expense increased to $422,460 and $805,822 for the three and six months ended April 30, 2014 from $257,397 and $510,991 for the same period in 2013, respectively. The increase in general and administrative expenses included options expensed of $172,351, compared to none in 2013, increased consulting and preparation for the opening of a new office for future expansion.

For the three and six month periods ending April 30, 2014 the Company posted an operating loss of $175,905 and $272,740 compared to an operation loss of $8,838 and $109,985 for the same periods in 2013, respectively. The increase in operating loss is attributable to the increase expenses in consulting, salaries, and office opening expenses plus the stock based compensation booked for the option expenses of $172,351. The increase in sales offset some of the additional expense incurred during the six month period ended April 30, 2014.

Other income and expenses for the three and six month periods ending April 30, 2014 included income of $9,802 and $6,714 for the three and six month periods ended April 30, 2014 compared to other expense of $3,881 and other income of $78,110 for the same periods in 2013. During the six month period ended April 30, 2014 other income was attributed to gain on the settlement of debt of $11,982 offset by interest expense of $5,268, compared to a tax refund of $85,840 offset by interest expense of $7,730 for the same period in 2013.

A net loss of $166,103 and $266,026 was recorded for the three and six month periods ending April 30, 2014 compared to a net loss of $12,719 and $31,875 for the same periods in 2013. The loss can be attributed to added employee costs, increased consulting costs, and new office opening preparation cost in 2014 compared to 2013.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2014, Skkynet had current assets of $643,573 and current liabilities of $393,462, resulting in working capital of $250,111 and a current ratio of 1.64:1. Accumulated deficit as of April 30, 2014 was $910,091 with total shareholder equity at $256,719.

Net cash used in operations for the six months ending April 30, 2014 was $256,781 compared to net cash provided of $99,092 for the same period in 2013. Net cash used in operations increased due primarily to an increase in the net loss of $234,751, an increase in accounts receivable of $111,075 and a decrease in accounts payable of $9,624. These were offset by stock based compensation for valuing options of $172,582 and deferred revenue of $34,038.

There were no investing activities in the periods ended April 30, 2014 and 2013.

Net cash provided in financing activities during the six months ended April 30, 2014 was $328,667 compared to net cash used of $6,086 for the same period in 2013. The change was due to the sale of common stock of $369,750 offset by the reduction of notes payable to related parties of $41,083.

Our existing capital may not be sufficient to meet Skkynet‘s cash needs, however our shareholders deficit as of October 31, 2013 changed to shareholders equity of $256,719 as of April 30, 2014 and our cash on hand increased from $365,415 as of October 31, 2013 to $443,692 at quarter end of April 30, 2014. In addition our working capital increased as of April 30, 2014 to $250,111 from negative working capital of $33,396 as of October 31, 2013 or an increase of $283,507. The comparison of year end October 31, 2013 to the six month period ended April 30, 3014 is affect by the re-classing of long term notes payable in the amount of $156,351 to short term notes payable due to their maturity date.

EMPLOYEES

As of April 30, 2013, Skkynet employed 10 consultants and employees.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 14, 2014 the Company sold 510,000 shares of restricted common stock to eight individuals with a value of $0.725 per share for $337,125 in cash and a stock receivable of $32,625. On April 9, 2014 the stock receivable was paid in full.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Compliance to Sarbanes-Oxley

32.2	Certification of Compliance to Sarbanes-Oxley

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
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

SKKYNET CLOUD SYSTEMS INC.

Date: June 10, 2014	By:	/s/ Andrew Thomas
Andrew Thomas, CEO

	By	/s/ Lowell Holden
Lowell Holden, CFO