Form 10-Q
period 2014-07-31
Skkynet Cloud Systems, Inc.
filed 2014-09-10
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54747

SKKYNET CLOUD SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2233 Argentia Road Suite 306. Mississauga, Ontario, Canada L5N 2X7
(Address of principal executive offices)

20 Bay Street – Suite 1100, Toronto, Ontario, Canada M5J 2N8
(Former Address)

(888) 628-2028
(Issuer's telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 10, 2014 there were 50,642,500 shares of Common Stock of the issuer outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2014	October 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$404,872	$365,415
Accounts receivable	81,590	88,806
Total current assets	486,462	454,221

Property and equipment, net of accumulated depreciation of $68,062 and $70,484 respectively	4,628	5,398
Intangible assets	1,648	1,648
Total Assets	$492,738	$461,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,515	$34,567
Accounts payable – related parties	-	52,432
Accrued liabilities – related party	195,302	143,872
Notes payable – related parties	158,092	-
Deferred income	63,230	59,312
Total current liabilities	419,139	290,183

Notes payable to related parties	-	197,434
Total liabilities	419,139	487,617

Stockholders’ Deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 49,844,000 and 49,334,000 shares issued and outstanding, respectively	49,844	49,334
Additional paid-in capital	1,160,835	555,773
Accumulative other comprehensive income (loss)	26,274	12,603
Accumulated deficit	(1,163,359)	(644,065)
Total stockholders’ equity (deficit)	73,599	(26,350)
Total Liabilities and Stockholders’ Equity	$492,738	$461,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Revenue	$209,578	$198,801	$744,925	$601,328
Direct material costs	1,116	2,300	2,571	6,008

Operating Expenses:
General & administrative	458,884	220,307	1,264,706	730,621
Depreciation	428	447	1,238	1,329
Loss from operations	(250,850)	(24,253)	(523,590)	(136,630)

Other Income (Expenses):
Tax refund	--	--	--	86,236
Gain on debt forgiveness	--	--	11,982	--
Other Expense	--	(4)	--	(8)
Interest expense	(2,418)	(3,026)	(7,686)	(9,250)
Total other income (expenses)	(2,418)	(3,030)	4,296	76,978
Net loss	$(253,268)	$(27,283)	$(519,294)	$(59,652)

Foreign currency translation adjustment	(6,908)	(6,209)	(13,671)	(5,416)

Comprehensive (loss)	$(260,176)	$(33,492)	$(532,965)	$(65,068)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	49,844,000	49,334,000	49,703,890	49,334,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(519,294)	$(59,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,238	1,329
Option based compensation	235,822	--
Gain on debt forgiveness	(11,982)	--
Changes in operating assets and liabilities:
Accounts receivable	7,216	7,020
Accounts payable and accrued expenses	(11,843)	36,377
Accrued liabilities – related parties	(1,002)	270,331
Taxes payable	(8,227)	(1,720)
Deferred Income	3,918	--
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(304,154)	253,685

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(2,020)	(984)
NET CASH USED IN INVESTING ACTIVITIES	(2,020)	(984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	369,750	--
Payments on notes payable –related parties	(39,342)	(6,086)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	330,408	(6,086)

Effect of exchange rate changes on cash	15,223	995

Net increase in cash	39,457	247,610
Cash, beginning of period	365,415	122,053
Cash, end of period	$404,872	$369,663

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$21,007	$260
Income taxes paid	$--	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (Cogent). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through July 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. As of July 31, 2014 the outstanding amounts on the notes payable were $158,092 as noted below:

Note balance as of:	July 31, 2014	October 31, 2013
Andrew Thomas	$47,938	$59,572
Paul Benford	$77,922	$97,545
Shizuka Thomas	$32,232	$40,317
Total	$158,092	$197,434

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. As of July 31, 2014 the accrued liability for compensation was $190,559.

As of July 31, 2014 and October 31, 2013 the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2014	October 31, 2013
Accrued salaries	161,957	90,808
Accrued interest	4,745	18,064
Accounts payable	--	52,432
Consulting fees	28,600	35,000
Total accrued liabilities	195,302	196,304

NOTE 3 – EQUITY

On January 14, 2014 the Company sold 510,000 shares of restricted common stock to eight individuals with a value of $0.725 per share for $369,750 in cash.

NOTE 4 – OPTIONS

The Company under its 2012 option plan issues option to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On November 1, 2013 the Company issued 185,000 options with an exercise price of $0.55 per share to an officer of the Company. Computed volatility of 397.88% and a discount rate of 2.65 were used in calculating the fair value of the option of $101,750.

On December 14, 2013 the Company issued 15,000 options with an exercise price of $0.85 per share to two independent directors and a consultant of the Company. Computed volatility of 371.40% and a discount rate of 2.89 were used in calculating the fair value of the option of $12,750.

On January 13, 2014 the Company issued 580,000 options with an exercise price of $0.88 per share to four officers of the Company. Computed volatility of 360.15% and a discount rate of 2.84 were used in calculating the fair value of the option of $510,400.

On May 12, 2014 the Company issued 90,000 options with an exercise price of $1.40 per share to one employee and two consultants. Computed volatility of 360.15% and a discount rate of 2.66 were used in calculating the fair value of the option of $126,000.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense above is $750,900. As of July 31, 2014 the Company expensed $235,822 for the nine months period ended July 31, 2014. The unrecognized future balance to be expensed over the term of the options is $515,077.

The following sets forth the options granted and outstanding as of July 31, 2014:

Options as of October 31, 2013	Options Granted	Options as of July 31, 2014	Number Exercisable	Number Exercised	Aggregate Intrinsic Value

3,055,000	870,000	3,925,000	1,996,000	--	$4,052,600

NOTE 5 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of July 31, 2014 the Company had deferred revenue of $63,230.

NOTE 6 – ACCOUNTS PAYABLE

During the year to date period ending July 31, 2014 the Company negotiated payments with three vendors resulting in a gain on debt settlement of $11,982.

NOTE 7 – SUBSEQUENT EVENT

On August 15, 2014 the Company sold 798,500 shares of restricted common stock at $1.10 per share to 19 individuals for $878,350 in cash.

On August 22, 2014, the Company issued 275,000 options to 5 employees with exercise price of $1.20. 20% of the option will vest immediately, the additional 20% to vest on August 22 of each successive year.

On August 22, 2014, the Company issued 1,015,000 options to 2 employees with exercise price of $1.20. The option will vest on August 22, 2024. The vesting of the options may accelerate at the rate of 200,000 options for each $1,000,000 of annual audited sale above the first $1,000,000 of sales up to 815,000 options and 50,000 options for every $1,000,000 of annual audited sales up to 200,000 options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three and nine month periods ending July 31, 2014, revenues were $209,578 and $744,925 compared to $198,801 and $601,328 for the same period in 2013, respectively. Revenue increased for the nine month period ending July 31, 2014 over the nine month period ended July 31, 2013 are the result of increased sales to customers and the addition of new customers. The Company hired two full time marketing employees to concentrate on the marketing of its software plus commenced a marketing program including channeled advertising and trade show presentations.

General and administrative expense increased to $458,884 and $1,264,706 for the three and nine months ended July 31, 2014 from $220,307 and $730,621 for the same period in 2013, respectively. The increase in general and administrative expenses for the nine months ended July 31, 2014 included options expensed of $235,822, compared to none in 2013, increased consulting, the opening of a new office plus added marketing expenses in the business growth.

For the three and nine month periods ending July 31, 2014 the Company posted an operating loss of $250,850 and $523,590 compared to an operation loss of $24,253 and $136,630 for the same periods in 2013, respectively. The increase in operating loss is attributable to increased expenses in consulting, salaries, and office opening expenses plus the stock based compensation booked for the option expenses of $235,822. The increase in sales offset some of the additional expense incurred during the nine month period ended July 31, 2014.

Other income and expenses for the three and nine month periods ending July 31, 2014 included expense of $2,418 and income of $4,296 for the three and nine month periods ended July 31, 2014 compared to other expense of $3,030 and other income of $76,978 for the same periods in 2013. During the nine month period ended July 31, 2014 other income was attributed to gain on the settlement of debt of $11,982 offset by interest expense of $7,686, compared to a tax refund of $86,236 offset by interest expense of $9,250 and other expense of $8 for the same period in 2013.

A net loss of $253,268 and $519,294 was recorded for the three and nine month periods ending July 31, 2014 compared to a net loss of $27,283 and $59,652 for the same periods in 2013. The loss can be attributed to added employee costs and increased marketing activity in 2014 compared to 2013.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2014, Skkynet had current assets of $486,462 and current liabilities of $419,139, resulting in working capital of $67,323 and a current ratio of 1.16:1. Accumulated deficit as of July 31, 2014 was $1,163,359 with total shareholder equity of $73,599.

Net cash used in operations for the nine months ending July 31, 2014 was $304,154 compared to net cash provided of $253,685 for the same period in 2013. Net cash used in operations increased primarily due to an increase in the net loss of $459,642, an increase in accounts payable and accrued expense of $21,072. These were offset by stock based compensation for valuing options of $235,822, decrease in accounts receivable of $7,216 and deferred revenue of $3,918.

Cash used in investing activities in the nine month periods ended July 31, 2014 and 2013 were $2,020 and $984, respectively.

Net cash provided in financing activities during the nine months ended July 31, 2014 was $330,408 compared to net cash used of $6,086 for the same period in 2013. The change was due to the sale of common stock of $369,750 offset by the reduction of notes payable to related parties of $39,342.

Our existing capital may not be sufficient to meet Skkynet‘s cash needs, however our shareholders deficit as of October 31, 2013 improved to shareholders equity of $73,599 as of July 31, 2014 and our cash on hand increased from $365,415 as of October 31, 2013 to $404,872 at quarter end of July 31, 2014. In addition our working capital increased as of July 31, 2014 to $67,323 from negative working capital of $33,396 as of October 31, 2013 or an increase of $100,719. The comparison of year end October 31, 2013 to the nine month period ended July 31, 3014 is affected by the re-classing of long term notes payable in the amount of $158,092 to short term notes payable due to their maturity date. In addition as of August 15, 2014, the Company completed a sale of common stock for $878,350 in cash.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Skkynet is not required to provide information required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2013.

ITEM 2. SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 14, 2014 the Company sold 510,000 shares of restricted common stock to eight individuals with a value of $0.725 per share for $369,750 in cash.

On August 15, 2014 the Company sold 798,500 share of restricted common stock to nineteen individuals with a value of $1.10 per share for $878,350 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY INFORMATION

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
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

SKKYNET CLOUD SYSTEMS INC.

Date: September 10, 2014	By:	/s/ Andrew Thomas
	Name:	Andrew Thomas
	Title:	Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Date: September 10, 2014	By:	/s/ Lowell Holden
	Name:	Lowell Holden
	Title:	Chief Financial Officer (Duly Authorized Principal Financial Officer)