Form 10-K
period 2014-10-31
Skkynet Cloud Systems, Inc.
filed 2015-02-09
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

2233 Argentia Road/ Suite 306, Mississauga, Ontario Canada L5N 2X7

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (888) 628-2028

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 9, 2015 was 50,795,500. The aggregate number of shares of the voting stock held by non-affiliates on April 30, 2014 was 15,608,500 with a market value of $23,256,665. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

3

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

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”), and Nic Corporation (“NiC”). Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Internet of Things (“IoT”) market. We will also expand the areas of business activity to which our products and services are applied.

In a report dated December 2, 2014 International Data Corporation (“IDC”) predicts that worldwide Information and Telecommunications Technology (“IT”) spending will grow 3.8% year over year to over $3.8 trillion in 2015, with IoT being one of the most important innovation accelerators for growth and expansion of IT-based value in third-party platforms1. Gartner, Inc. (“Gartner”) issued a similar prediction for worldwide IT spending to grow 2.4% year over year to $3.8 trillion in 20152. IDC also forecasted in October, 2014 that public IT Cloud services spending will approach $127 billion in 20183. The same IDC research report states that over the next five years spending on public IT Cloud services will expand at a compound annual growth rate (CAGR) of 22.8 percent from over $56 billion in 2014, which is six times that of the IT industry as a whole. Moreover, IDC predicts that public IT cloud services will account for more than half of worldwide software, server, and storage spending growth. Gartner reports a similar growth trend in IT spending on public Cloud services, which is five times faster than growth in IT spending across all other categories4. In December, 2014, IDC released a report forecasting that worldwide SaaS enterprise applications will increase to $50.8 billion by 2018, from $22.6 billion in 2013, at a CAGR of 17.6% over this five-year period5. On November 10, 2014, Gartner forecasted that by 2018, much of what will drive digital business will only be viable in SaaS6.

We provide software and related systems and facilities to collect, process and distribute real-time information over a network. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time. We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives. Through NiC, we also provide custom hardware and firmware development for embedded systems. This capability allows us to connect industrial hardware directly to our SaaS Cloud-based service.

We believe there is a steady movement of manufacturing facilities from developed countries to underdeveloped countries because of the economic advantages of lowering production costs; however, this relocation process should not be viewed in traditional frameworks alone. In the United States, there is a movement from high to low-cost states such as Alabama, and, for other reasons, European and Asian manufacturers are locating their own manufacturing facilities within the United States. The tendency is to relocate physical plants while preserving the overall engineering skills, process analytics and related intellectual property and management systems at home. This geographical distinction between production and engineering requires the ability to remotely monitor these systems during operations to control processes in real-time while preserving the safety, confidentiality and integrity of the manufacturer’s process and information. Our products and Cloud-based services are designed to address these issues and concerns.

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

____________________

1 http://www.idc.com/getdoc.jsp?containerId=prUS25285614

2 http://www.gartner.com/newsroom/id/2959717

3 http://www.idc.com/getdoc.jsp?containerId=prUS25219014

4 https://www.gartner.com/doc/2858118/forecast-public-cloud-services-worldwide

5 http://www.idc.com/getdoc.jsp?containerId=252568

6 http://gartnernews.com/gartner-forecasts-it-spending-growth-and-trends/

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

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $780,000 in annual revenues from its operations for its fiscal year ended October 31, 2013 and $916,000 in annual revenues for the fiscal year ended October 31, 2014.

Our acquisition of NiC

In November 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Nic Corporation in Osaka, Japan from Mr. Akira Iwata, Mrs. Takako Nishikawa and Mr. Mitsuharu Sekiguchi in exchange for a total of one-hundred and ten thousand ($110,000.00) U.S. dollars and fifty thousand (50,000) restricted shares of our common stock, as a result of which NiC became our wholly-owned subsidiary. At the acquisition closing, NiC’s business consisted primarily of providing custom hardware and software development services to a variety of embedded industrial and office hardware and software products. NiC currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. NiC had approximately $209,000 in annual revenues from its operations for its fiscal year ended July 31, 2013 and $467,000 in annual revenues for the fiscal year ended July 31, 2014.

Our business

We are an industrial middleware vendor that specializes in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high speed redundancy facility and a web-based user interface providing desk-top quality graphics. We have patented and patent-pending technology that addresses the data transmission problems of data rate, latency, redundancy, and security in Cloud based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet.

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

Skkynet’s newly-released Secure Cloud Service™ is compatible with our existing software. Current customers of our DataHub® software can easily configure it to immediately take advantage of our Cloud services. Our DataHub® software includes applications for all of the following uses:

—	real-time graphical web display of data, which includes collaborative screen development and full permissions-based access;

—

connection to data from OPC (open process control), DDE (dynamic data exchange) and Modbus servers to produce immersive real-time displays to analyze the current status of factory production, embedded systems or financial strategies;

—

a feature that enables full data mirroring designed to overcome DCOM (distributed component object models) server issues to permit connection to the most recent data available if a server is temporarily unavailable;

—	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;

—	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system;

—	the ability to provide historical data for both QuickTrend and WebView trend displays;

—	data redundancy features; and

—

network system monitoring with the ability to query the operating system it is running on for system status and resource capacity such that this system wide monitoring of critical network resources can help identify problems.

These DataHub® features make our existing customer base a logical first marketing source for the adoption of our Cloud services. Our and Secure Cloud Service™ provides the following additional functionality and features over the DataHub®:

—	scalable remote networking of industrial SCADA systems and embedded devices in real-time with built-in consolidation of data;

—	lower cost of ownership by not requiring any programing, no software to buy, no additional PC or server hardware to buy;

—	high-speed data throughput with the ability to collect, send, and receive up to 50,000 data changes per second at speeds just a few milliseconds over Internet latency;

—	robust security model, where no inbound connection requests to the SCADA system or embedded device are required;

—	full supports of industry standard SSL encryption protection, and no requirement for virtual private networks (VPNs) or additional security hardware;

—

no changes to the hardware or software of an existing system. Our customers can decide what data to transmit, and how: one-way or bidirectionally, where all configuration changes are in the customers’ control;

—

view any connected process in a fully web-based interface, providing immersive graphics and real-time response that replicates or exceeds the performance of traditional human-machine-interfaces (HMIs);

—

granular security permissions so that qualified users can configure security settings to provide read-only access to limited data sets for public use, while giving bi-directional access to insiders. Authorized developers can access the complete online design interface;

—

create and edit screens from any location, all within a standard web browser; no coding or development system is required, and our customers can drag-and-drop desktop-quality graphics to build HMI screens right inside a web browser as it populates and displays data in real-time on the same screen; changes can be deployed to all users instantly;

—

DataHub® Embedded Toolkit (ETK) provides a direct link to Skkynet’s Secure Cloud Service™ from a wide range of devices and operating systems, a seamless, end-to-end solution for M2M and viewing customer data from their device on the Internet

Our customers

Currently, our customers can be broadly categorized into two groups: industrial automation and financial trading. Industrial automation systems (including remote monitoring and tracking systems) account for approximately 80% of revenue, while financial trading, software support, custom development and legacy system support account for the remainder.

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

We sell to end user customers both directly and through resellers. Although two resellers accounted for 48.0% of sales in 2014 and 44% of sales in 2013, we have all the information on their end users and if reseller should go out of business, we can contact the end users directly and continue to sell to them. In the last three years, none of our end user customers, with one exception, is responsible for more than 10% of our revenues, and eleven (11) customers account for approximately 50% of our gross revenues. During our last two fiscal years ended October 31, 2013 and 2014 one end user customer has accounted for 14% and 19%, of our gross revenues. Our customers have included many companies among the Fortune 500, and we have sold our products and services to approximately 209 such customers in 2014 and 227 in 2013, among the total of over 600 customers in the last 5 years.

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

As part of our expansion into Cloud services, we provide two types of Cloud service: remotely hosted Cloud systems, and locally hosted Cloud systems. In the remotely located case, we maintain and manage the operating system infrastructure that allows users to access their industrial automation data via the Internet. We subcontract the Cloud hardware infrastructure from large, established vendors. In the locally hosted case, the customer is responsible for the hardware and data connectivity, and we will provide the software, and, optionally, the system administration for that software. A customer who wants a remotely located Cloud system will still be required to run some software locally. Our existing on-premise software acts as a bridge between the plant and the remote Cloud system. If the Cloud system becomes unavailable due to communication outage or hardware failure, the customer’s plant will still continue to run in isolation from the remote Cloud system, simply reconnecting once the remote system becomes available again. In effect, our Cloud offering acts as an extension of the local process to a wide-area network or to the Internet. For reasons of speed, security and resiliency we do not anticipate that customers will accept a purely Cloud-based system for their immediate industrial automation data needs. We believe that this may change in the future as technology and market expectations change, as they have done in other markets that have adopted purely Cloud-based services, such as, for example, Salesforce.com and customer relations management (CRM) software.

Our on-premise software is available for download from our website, http://cogentdatahub.com. Our Cloud-based service is available for registration at http://skkynet.com. A customer can install and use the on-premise software in demonstration mode for a limited time, after which they can re-start the software to reset the time limit. This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase. Similarly, the Cloud-based service is available to potential customers to sign up and use it for a paid trial to configure and test, as well as other service levels for full system implementations.

To ensure smooth implementation of our software in a customer’s environment we have organized over 48 different technical partners and resellers in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring, and maintenance of our products within their customer base. These technical partners may be listed on our website. We continuously seek to recruit new technical partners.

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

We incentivize distributors and resellers to develop their technical support capabilities by offering a price discount structure on software sales based on the degree to which the distributor can handle technical support requests from customers. Our goal is to have our sales occur through a combination of our direct efforts and reliance upon our global network of distributors, where the distributor provides support to the customer, and we provide support to the distributor.

Our marketing

We have a variety of marketing activities. In 2013, we launched a new website at http://skkynet.com focused on general company information, updates and press releases regarding the general operations of the business, and as an information portal for the newly-launched Secure Cloud Service™. We also maintain a blog section for information on implementing real-time data access over the Cloud.

Our primary means of contacting customers is through appearances at tradeshows, publications in recognized industry magazines and periodicals, our websites coupled with Google advertising and marketed WebEx presentations. We use Google ad-words and search engine optimization to draw the attention of customers in our market. Some of our website materials can be technical in nature, and may include live demonstrations, training videos and instruction manuals. We invite potential customers to download trial versions of our software prior to purchase.

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners.

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We maintain targeted banner advertising on the OPC Foundation website (www.opcfoundation.org). This is augmented by a quarterly publication, OPConnect, in which we place product announcements and case studies. We send a monthly newsletter to an opt-in mailing list of more than 1,300 customers and contacts. We produce periodic press releases through a press release service. We maintain Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our revenue sources

Our revenue comes from the following sources:

•	Software licensing for industrial automation systems
•	Software licensing for OEM customers
•	Software licensing for financial trading systems
•	Software support program renewals
•	Legacy installation support
•	Custom integration and development
•	SaaS revenue from financial clients of Skkynet’s VINE™
•	SaaS revenue from industrial clients of Skkynet’s Secure Cloud Service™

More than 80% of our revenues are derived from software licensing for industrial automation systems; while financial trading, software support, custom development and legacy system support account for the remainder.

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits and contractors of which about half is for software development; office and general; sales, marketing, advertising and promotion. In future years we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase as well as the expenses associated with maintaining and improving our Cloud-based site for our customers.

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

We expect the second area of growth to be in the provision of Cloud services for real-time data. This is a market that is still in its formative stages around the world, and our technology is well suited to its development. We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud. Real-time Cloud systems require two components – a local component running at the customer’s site, and a Cloud component running on a managed Cloud infrastructure system. Our software development will focus on improving the security and reducing the friction for users to deploy the local component on their systems. At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows. We rent Cloud server space from Cloud infrastructure providers such as Amazon, and/or run and maintain our own servers. In the future, we may transition to our own servers as resources permit, and if there is an economic rationale to do so.

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we will offer to deploy our software on private servers managed by the customer or local Cloud infrastructure providers. These “private Cloud” systems will require IT professionals to maintain them, and will further require the attention of experts knowledgeable in real-time data systems. We will offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers. For this reason, we are currently working to partner with Cloud infrastructure providers in other countries where there is sensitivity over customer data remaining inside those countries.

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

Our intellectual property

We have an exclusive license of all of our intellectual property from an affiliated corporation that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” As a result of this license, we have a U.S. patent and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial No. 8,661,092, International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed pending in Europe, Japan, China, Canada, South Korea, Brazil, Australia and India.

The second patent family includes U.S. Patent Application Serial No. 13/763,089 (published as US 2013/0212227 A1) directed towards a system and method for providing bi-directional streaming communication over the HTTP or HTTPS protocol between a client and a server. The method provides a long-lived, bi-directional communication mechanism from a web client that is performed entirely over HTTP or HTTPS, also operable with existing browser and RIA technology. We have filed U.S. and PCT applications to a third patent application family directed toward methods of secure real-time cloud services.

As part of our license we have the exclusive right to use several registered trademarks including “DATAHUB”® which is registered in the United States and Canada. We also have pending trademark applications for the “SKKYNET” mark in the United States and Canada. The Canadian application has been recently allowed but not yet registered. We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors. Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

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

Employees

Currently, other than our four officers, we have seven full time employees, one part time employee, and five consultants.

ITEM 1A: RISK FACTORS

Not applicable

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company’s principal executive offices are located at 2233 Argentia Road/ Suite 306 Mississauga, Ontario, Canada, L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased through July, 2017 with monthly rent of $6,700. Our telephone number is (888) 628-2028.

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of February 9, 2015; the Company had 50,795,500 shares of its common stock issued and outstanding, of which 15,608,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

 The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2013	NA	NA
2nd Qtr. 2013	0.18	0.18
3rd Qtr. 2013	0.60	0.60
4th Qtr. 2013	0.85	0.51
1st Qtr. 2014	1.35	0.51
2nd Qtr. 2014	1.50	1.35
3rd. Qtr. 2014	2.50	1.25
4th Qtr. 2014	1.50	1.20

As of October 31, 2014, the Company estimates there are approximately 110 “holders of record” of its common stock.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2014		2013
Revenue	$916,869	100%	$783,773	100%
Direct material costs	2,578	.3%	7,759	. 9%
Gross profit	914,291	99.7%	776,014	99.1%
Operating expenses:
General and administrative expense	2,007,265	(218.9)	1,090,226	(139.1)
Depreciation	1,628	.2%	1,761	0%
Income (loss) from operations	(1,094,602)	(119.4)%	(316,013)	(40.3)%
Other income(expense)	(3,409)	.3%	(11,545)	(1.4)%
Net income(loss) before taxes	(1,098,011)	(115.5)%	(327,558)	(41.8)%
Tax refund	38,748	4.2%	85,870	10.9%
Net income (loss)	$(1,059,263)	(115.7)%	$(241,688)	(30.8)%

Revenue: For the year ended October 31, 2014, the Company had revenues of $916,869 compared to $783,773 of revenue for the year ended October 31, 2013. This reflects an increase of $133,096 from 2013 to 2014. Sales increase can be attributed to the addition of new customers, and the increase in sales to the base of our existing customers. All increases in sales were attributable to the present product line as no new products were introduced during the last two years. During the year ended October 31, 2014 the Company deferred revenue of $44,845 compared to deferred revenue of $ 59,312 during the same period in 2013 or a decrease of $14,467. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be gained in the future.

Direct Costs: For the year ended October 31, 2014, the Company’s direct costs were $2,578 compared to $7,759 for the same period in 2013 or a decrease of $5,181. The decrease resulted from lower costs in 2014 compared to 2013. Costs as a percent of revenue decreased in 2014 over the same period in 2013 by .6% and was insignificant. Specific to this direct cost increase was an increase in the purchase for resale items.

General and Administrative Expenses: (G&A) Total general and administrative expenses increased to $2,007,265 in the year ended October 31, 2014 from $1,090,266 for the same period in 2013. This was an increase of $917,039, and as a percent of revenue G&A decreased from 139.1% in 2013 to 218.9% in 2014. Higher costs in 2014 had a direct effect on the increase in costs for product improvement and sales. The increase in G&A can be directly attributed to additional staff added to increase the marketing of the products, to work on new product implementation and the marketing and sales of all products plus the additional support costs recorded in other general and administrative expenses.

Salaries and Wages: Salaries and wages totaled $602,318 for the year ended October 31, 2014 compared to $598,254 for the same period in 2013. This was an increase of $70,783 from 2013 to 2014. The increase of wages was attributable an increase in the sales and marketing and development staff in 2014 compared to 2013.

Professional Fees: For the year ending October 31, 2014 professional fees were $441,603 compared to $279,109 for the same period in 2013. The Company experienced an increase due primarily to services required for outside developers and services required as a public Company.

Depreciation and Amortization: The Company experienced depreciation of $1,628 in 2014 compared to $1,716 in 2013. The amortization expense was higher in 2013 due to the equipment depreciation schedule was greater in 2013.

Other General and Administrative Expenses: Expenses including travel, meals and entertainment, utilities, bank charges and postage and delivery totaled $963,344 for the period ending October 31, 2014 compared to $212,903 for the same period in 2013. The increase can be attributed mostly to option discounts on options granted of $403,860. Legal and accounting costs of $124,622 travel and meals and entertainment of $36,731, advertising and promotion of $105,868 were the major items making up the balance of the costs.

Other Income Expenses: Other income and expense totaled $3,409 in expense during the year ended October 31, 2014 compared to $11,545 in expense during the same period in 2013. The expenses consisted mostly of interest of $15,437 offset by a gain on debt forgiveness of $11,982 compared to interest of $12,640 in the same period for 2013.

Income Tax: During the periods ending October 31, 2014 and 2013 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation.

Net Income (Loss): The Company recorded a net loss of $1,059,263 for the year ending October 31, 2014 compared to net loss of $241,688 for the same period in 2013 an increase of $817,575. The significant increase in option discounts of $395,860 plus increased general and administrative expenses were the key components of the increase in net loss in 2014 over 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital has been dependent on the revenue generated internally by the Company’s subsidiary, by loans from its officers and directors and by deferral of accrued salaries. There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, but there are no formal agreements or arrangements for them to continue to do so. As of October 31, 2014, the Company had issued notes to officers and directors consisting of $153,580 in loans payable plus interest of $6,911 for a total of $160,491 in accrued liabilities.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly, in arrears, commencing October 30, 2013. During March 2014 the Company paid the note holders $31,209 of principal plus $20,127 of accrued interest for a total amount of $51,336. The principal payment was treated as a reduction of principal and the interest payment as a reduction of accrued interest. In the fiscal year ended October 31, 2013 the Company repaid $6,652 of principal against their outstanding notes.

The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2014
Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$46,570	$2,096	$48,666
Paul Benford	$75,698	$3,406	$79,104
Shizuka Thomas	$31,312	$1,409	$32,721
Total	$153,580	$6,911	$160,491

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

Working Capital: At October 31, 2014, the Company had working capital of $558,886 with current assets of $1,064,252 and current liabilities of $505,366 or a current ratio of 2.11 to 1. The current assets consisted of cash of $977,688 and account receivable of $86,564. The current liabilities of the Company at October 31, 2014 are composed primarily of accounts payable and accrued expenses of $54,887, accrued liabilities to related parties of $252,054, deferred revenue of $44,845 and notes payable related parties of $153,580.

Operating Activities: Net cash used in operating activities, during the year ending October 31, 2014 was $589,930 compared to cash provided of $249,883 for the same period in 2013. This represents a negative change of $839,813. The primary factor in the change in cash flow from operating activities is the higher loss in the period ending October 31, 2014.

Investing Activities: Net cash used in investing activity was $2,020 for the year ended October 31, 2014 compared to cash used of $4,617 in 2013.

Financing Activities: Net cash provided by financing was $1,216,891 for the year ending October 31, 2014 compared to net cash used of $6,652 for the same period in 2013. Net cash provided in 2014 was due to common stock sold for cash of $1,248,100 offset by payments on debt to related parties of $31,209. Cash used in 2013 consisted of net proceeds to related parties in notes payable of $6,652.

As of October 31, 2014, the Company had total assets of $1,069,956 and total liabilities of $505,366. Stockholders’ equity as of October 31, 2014 was $564,590 compared to stockholders deficit of $26,350 at October 31, 2013. Liabilities increased in 2014 due to the increase in accrued liabilities due related parties from $143,872 in 2013 to $252,054 for the same period in 2014.

On April 30, 2013, Andrew S. Thomas, Shizuka Thomas, his wife, and Paul Benford converted accrued payroll liabilities into notes payable. The Company, with the agreement of the officers, termed the notes payable to 3 year notes as of April 30, 2013 with an interest rate of 6% per annum. As of October 31, 2014, the notes payable of $153,580 plus accrued interest of $6,911for a total amount due of $160,491.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is sufficient to meet the Company’s cash needs if the Company continues to operate its ongoing business as presently conducted through revenues generated from operations of our subsidiary for the next 12 months; provided, however, that the funding of the Company independent of the operations of the subsidiary will require an additional $50,000 over the next year including professional fees for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company secured additional funds, through two private equity financing totaling $1,248,100, completed during the year ended October 31, 2014. The Company may from time to time seek additional equity or debt financing as it feels is required to continue the growth of the Company.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

 Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned Cogent Real Time Systems, Inc. All material intercompany balances and transactions have been eliminated.

Revenue recognition

The Company’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed. The Company sells software and support services to its clients. Revenue for the software sales and consulting services are recognized when the product and product code is given to the client. Support services revenue is deferred until the service is provided or the period in which that portion of the supports service passes and is then recognized in that time period. Consulting services are billed on completion of the service.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

ITEM 9A: CONTROLS AND PROCEDURES

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	51	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	40	March 2013	Director, President and Assistant Secretary
Mr. Paul Benford	48	March 2013	Director and COO
Mr. Lowell Holden	72		CFO and Treasurer
Mr. Norman Evans	60	August 2013	Independent Director
Mr. Kenneth W. Jennings	66	August 2013	Independent Director
Mr. John X. Adiletta	66	September 2014	Independent Director

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

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 70% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent.

Committees of the Board of Directors

The Company has an audit committee comprising Norman Evans (Chair), Kenneth Jennings and John Adiletta, each of whom is an “independent” director as determined under the rules of the Exchange Act and NASDAQ and a compensation committee comprising Kenneth Jennings (Chair), John Adiletta and Norman Evans. The Company currently does not have a nominating committee.

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

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March, 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO of Nascent Biotech (NBIO), Silverstar Mining Corp (SLVM) and PTS, Inc (PTSH) Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

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

JOHN X. ADILETTA: Mr. Adiletta has been a director of the Company since September 2014. Since 2004, Mr. Adiletta has been Chairman, President and Chief Executive Officer of Somerset International Group, a U.S. based holding company that acquired security related products and services. As managing partner of PCS Management Group since its founding in 1993, Mr. Adiletta has hands on experience in mergers and acquisitions as they pertain to security products and services, telecommunications providers, data carriers, and related suppliers. He has also served on boards of directors for technology companies in various capacities including the audit committee and corporate governance committee.

CONFLICTS OF INTEREST

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 10%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Board Independence

As currently constituted and applying the rules of NASDAQ Norman Evans, Kenneth Jennings and John X. Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2014, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Norman Evans	Director	One Form 4 was filed late following the acquisition of shares and one Form 3 was filed late following being appointed a Director
Kenneth Jennings	Director	One Form 3 was filed late following being appointed a Director
John X. Adiletta	Director	Yes
Michael Thomas	Advisor	Two Form 4s were filed late following the acquisition of shares and one Form 3 was filed late following being appointed an Advisor

 ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2014, the Company paid its officers and directors an aggregate of $198,882 plus has an aggregate accrued salaries and consulting fees of $241,926. In addition, in 2014, the Company disbursed to the officers and directors $88,524 of compensation that was accrued in 2013.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)(7)	Bonus($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts($)	All other compen- sation ($)(1)	Total Compensation
Andrew S. Thomas, (1,2,6) Chief Executive Officer	2014 2013 2012	125,083 134,246 120,511	- - -	- - -	- - -	- - -	- - -	- - -	125,083 134,246 120,511
Paul Benford, (1,2) Chief Operating Officer	2014 2013 2012	125,083 134,246 125,464	- - -	- - -	- - -	- - -	- - -	- - -	125,083 134,246 125,464
Lowell Holden, (3) Chief Financial Officer	2014 2013 2012	48,000 48,000 26,000	- - -	- - -	- - -	- - -	- - -	- - -	48,000 48,000 26,000
Paul E. Thomas, (4) President	2014 2013 2012	125,083 134,246 115,559	- - -	- - -	- - -	- - -	- - -	- - -	125,083 134,246 115,599
Norman Evans, Director (6)	2014 2013 2012	- - -	- - -	- - -	- - -	- - -	- - -	2,500 - -	2,500 - -
Kenneth Jennings, Director(6)	2014 2013 2012	- - -	- - -	- - -	- - -	- - -	- - -	2,500 - -	2,500 - -
John Adiletta, Director(6)	2014 2013 2012	- - -	- - -	- - -	- - -	- - -	- - -	2,500 - -	2,500 - -

____________________

(1) Mr. Andrew S. Thomas and Mr. Benford received salary paid by Cogent Real-Time Systems Inc. of $34,844 and $69,689 respectively. Mr. Thomas received $15,881 and Mr. Benford received $31,762 of the salary accrued in 2013 disbursed in 2014.

(2) Mr. Andrew S. Thomas and Mr. Benford have accrued salaries of $90,238 and $55,394, which was not paid.

(3) Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $24,600 for serving as an officer and accrued $23,400 during the year for total accrued salary of $34,400 which was not paid. During 2014, $25,000 of the 2013 accrued compensation was disbursed.

(4) Mr. Paul E. Thomas received $69,689 for consulting services through LifeCycle IP Management Inc., which he owns plus accrued salary from the Company of $ 55,394 which was not paid.

(5) Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $34,844 during fiscal year 2014 and $57,534 in 2013 for services as a Japanese business manager and translator. Ms. Thomas also disbursed $15,881 of her salary that was accrued in 2013 by the Company.

(6) Directors' fees of $7,500 for the three outside directors were accrued and not paid.

(7) Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

Directors each receive $2,500 per month in fees that have been accrued but not paid and are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 6, 2015 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after October 31, 2014 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Andrew S. Thomas 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	21,702,000	42.85
Paul E. Thomas 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	5,000,000	9.87
Paul Benford 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	8,298,000	16.38
Lowell Holden 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	4,000(3)	-0-
Norman Evans 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	60,000	0.18
Kenneth Jennings 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	123,000	0.2
John X. Adiletta 20 Bay Street – Suite 1100, Toronto, Ontario Canada M5J 2N8	-0-	-0-
All directors and officers as a group	35,187,000	69.48

 ______________________

 (1) Denotes officer or director.

 (3) Mr. Holden holds his shares indirectly through a related party.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of January 31, 2015 is 5,270,000 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 5,270,000 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.10 to $1.40 per share.

The following table sets forth the option holder as of January 31, 2015:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	200,000
Paul Benford	Officer and Director	150,000
Paul Thomas	Officer and Director	190,000
Lowell Holden	Officer	140,000
Xavier Mosrobian	Officer	1,000,000
Ken Jennings	Director	57,500
Norman Evans	Director	57,500
John X. Adiletta	Director	50,000
Employees and consultant as a group	--	3.425,.000
Total		5,270,000

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	4,730,000
Equity compensation plans not approved by security holders	--	--	--
Total	10,000,000	--	4,730,000

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

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $34,844 and $69,689 as salary, respectively, for the fiscal year ended October 31, 2014 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $90,238 (Mr. Thomas) and $55,394 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $34,844 as salary for the fiscal year ended October 31, 2014 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $24,600 during the year ending October 31, 2014 and accrued $23,400 in consulting fees in the Company.

Mr. Paul E. Thomas, the President of the Company was paid $69,689 for services for the fiscal year ended October 31, 2014, and accrued $55,394 in salary in the subsidiary.

In the fiscal year ended October 31, 2014, the Company disbursed to the officers and directors $88,524 of compensation that was accrued in 2013.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2013.

During March 2014 the Company paid the note holders $31,209 of principal plus $20,127 of accrued interest for a total amount of $51,336. The principal payment was treated as a reduction of principal and the interest payment as a reduction of accrued interest. In the fiscal year ended October 31, 2013 the Company repaid $6,652 of principal against their outstanding notes.

As of October 31, 2014 the balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2014
Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$46,570	$2,096	$48,666
Paul Benford	$75,698	$3,406	$79,104
Shizuka Thomas	$31,312	$1,409	$32,721
Total	$153,580	$6,911	$160,491

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP Certified Public Accountants.

	2014	2013
Audit fees	$20,000	20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2014 and 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 9, 2015.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2015.

Signature	Title

/s/ Andrew Thomas	Chairman, Chief Executive Officer
Andrew Thomas	(Principal Executive Officer) and Director

/s/ Paul Thomas	Director, President
Paul Thomas

/s/ Paul Benford	Director and COO
Paul Benford

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Treasurer

/s/ Norman Evans	Director
Norman Evans

/s/ Kenneth Jennings	Director
Kenneth Jennings

/s/ John X. Adiletta	Director
John X. Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skkynet Cloud Systems, Inc.

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Skkynet Cloud Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skkynet Cloud Systems, Inc. and its subsidiaries as of October 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP

Houston, Texas

www.malonebailey.com

February 9, 2015

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$977,688	$365,415
Accounts receivable	86,564	88,806
Total current assets	1,064,252	454,221

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $67,247 and $70,484	3,456	5,398
Intangible Assets, net	2,248	1,648
Total assets	$1,069,956	$461,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense	58,104	34,567
Accounts Payable and accrued expense – related parties	$6,911	$52,432
Accrued liability - related parties	241,926	143,872
Deferred Income	44,845	59,312
Notes payable to related party	153,580	--
Total current liabilities	505,366	290,183

Note payable to related parties	--	197,434
Total liabilities	505,366	487,617

Stockholders’ equity(deficit):

Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock, $0.001 par value, 70,000,000 authorized, 50,642,500 and 49,334,000 issued and outstanding, respectively	50,643	49,334
Additional paid-in capital	2,206,424	555,773
Accumulated Other Comprehensive Income (loss)	10,846	12,603
Accumulated deficit	(1,703,328)	(644,065)
Total stockholders’ equity (deficit)	564,590	(26,350)
Total liabilities and stockholders’ equity	$1,069,956	$461,267

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2014	2013
Revenue	$916,869	$783,773
Cost of goods sold	2,578	7,759
Gross margin	914,291	776,014

Operating expenses:
General and administrative expense	2,007,265	1,090,266
Depreciation	1,628	1,761
Income (loss) from operations	(1,094,602)	(316,013)

Other income (expenses):
Other income	46	1,095
Interest expense	(15,437)	(12,640)
Gain on debt forgiveness	11,982
Total other income (expense)	(3,409)	(11,545)

Net (loss) before taxes	(1,098,011)	(327,558)

Corporate tax refund	38,748	85,870

Net (loss)	$(1,059,263)	$(241,688)

Foreign currency translation adjustments	(1,757)	11,318

Comprehensive (loss)	(1,061,020)	(230,370)

Net (loss) per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding	49,909,053	49,334,000

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2014 AND 2013

								Total
					Additional			Stockholders’
	CommonStock		Preferred	Stock	Paid-In	Retained	Currency	Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	Translation	(Deficit)

Balance October 31, 2012	49,334,000	49,334	5,000	5	(17,020)	(402,377)	1,285	(368,773)

Stock Option expense	--	--	--	--	8,000	---		8,000
Related parties contribution to capital	--	--	--	--	564,793	--		564,793
Change due to currency translation	--	--	--	--	--	--	11,318	11,318
Net loss	--	--	--	--	--	(241,688)		(241,688)

Balance October 31, 2013	49,334,000	49,334	5,000	5	555,773	(644,065)	12,603	(26,350)

Common stock issued for cash	1,308,500	1,309	--	--	1,246,791	--	--	1,248,100
Stock option expense	--	--	--	---	403,860	--	--	403,860
Change due to currency translation	--	--	--	--	--		(1,757)	(1,757)
Net loss	--	--	--	--	--	(1,059,263)	--	(1,059,263)

Balance October 31, 2014	50,642,500	$50,643	5,000	$5	$2,206,424	$(1,703,328)	$10,846	$564,590

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNETSKKYNET CLOUD SYSTEMS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,059,263)	$(241,688)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation expense	1,628	1,761
Option expense	403,860	8,000
Gain on forgiveness of debt	(11,982)	--
Changes in operating assets and liabilities:
Accounts receivable	2,242	13,079
Accounts payable and accrued expense	35,519	62,562
Accrued liability-related party	52,533	392,962
Deferred revenue	(14,467)	13,207
Net cash used in operating activities	(589,930)	249,883

Cash flows from investing activities:
Cash paid for acquisition of fixed assets	(2,020)	(4,617)
Net cash used in investing activities	(2,020)	(4,617)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,248,100	--
Payments on debt- related parties	(31,209)	(6,652)
Net cash provided by financing activities	1,216,891	(6,652)

Effects of foreign currency translation	(12,668)	4,747

Net increase (decrease) in cash	612,273	243,361
Cash – beginning of year	365,415	122,054
Cash – end of year	$977,688	$365,415

SUPPLEMENT DISCLOSURES:
Interest paid	$21,161	$--
Income taxes paid	--	--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued salaries to capital	$--	$564,793

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

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $917,000 in annual revenues from its operations for its fiscal year ended October 31, 2014.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

The Company enters into sales that can include various combinations of software licenses and services. Where certain elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). Generally, VSOE is the price charged when the deliverable is sold separately. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable."

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2014 and October 31, 2013, respectively.

Property and equipment

Property and equipment are carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830-30, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2014 and 2013:

	2014	2013
Property and equipment	$70,703	$75,882
Less: accumulation depreciation	67,247	70,484
Net property and equipment	3,456	5,398

Depreciation expense totaled $1,628 and $1,761 for the years ended October 31, 2014 and 2013 respectively.

NOTE 4 – INCOME TAXES

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

The Company’s deferred tax assets for the U.S. parent company consisted of the following as of October 31, 2014 and 2013:

	2014	2013
Income/(Loss) Before Income Taxes	$(805,623)	$(102,350)

Income Tax Recovery/Expense	(281,968)	(35,823)
Use of PY NOL
Valuation Allowance	281,968	35,823
	$-	$-

Net Operating Losses	$752,549	$351,525
Tax Rate	35%	35%

Deferred Tax Assets	263,392	123,034
Valuation Allowance	(263,392)	(123,034)
Net Deferred Tax Assets	$-	$-

The Parent Company had a net loss of $805,623 and $102,350 for the years ended October 31, 2014 and 2013, respectively. As of October 31, 2014, the Company had a net operating loss carry forward of $752,549 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2014 and 2013 is as follows:

	2014	2013
U.S. federal statutory rate	34%	34%
Net operating loss	(34)	(34)
Effective tax rate	--%	--%

The Company’s deferred tax assets for the Canadian subsidiary company consisted of the following as of October 31, 2014 and 2013:

	2014	2013
Income/(Loss) Before Income Taxes	$(385,637)	$(340,339)

Income Tax Recovery/Expense	(77,127)	68,068
Use of PY NOL	--	(68,068)
Valuation Allowance	77,127	--
	-	-

Net Operating Losses	$429,075	$74,237
Tax Rate	20%	20%

Deferred Tax Assets	85,815	14,847
Valuation Allowance	(85,815)	(14,847)
Net Deferred Tax Assets	-	-

The Canadian Company had a net loss of $385,637 and $340,339 for the years ended October 31, 2014 and 2013, respectively. As of October 31, 2014, the Company had a net operating loss carry forward of $1,003,299 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2014 and 2013 is as follows:

	2014	2013
Canadian federal statutory rate	20%	20%
Net operating loss	(20)	(20)
Effective tax rate	--%	--%

NOTE 5 – EQUITY

On January 14, 2014 the Company sold 510,000 shares of common stock at $0.725 per share to 8 individuals for $369,750 in cash.

On August 15, 2014 the Company sold 798,500 shares of restricted common stock at $1.10 per share to 19 individuals for $878,350 in cash. 38,200 of the shares issued were purchased by related parties of the company. The shares were purchased as part of the private placement for the same purchase price as the other investors.

NOTE 6 – CONTRIBUTION TO CAPITAL

On October 31, 2013 the Officers of the Company elected to forgo their accrued compensation for the fiscal year ended 2013 and contributed it to capital. Their contribution to capital totaled $564,793 and was contributed as follows:

Andrew Thomas	$195,776
Paul Benford	$145,433
Paul Thomas	$188,584
Lowell Holden	$35,000
Total Contribution	$564,793

NOTE 7 – OPTIONS

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

On November 1, 2013 the Company issued 185,000 options with an exercise price of $0.55 per share to an officer of the Company. Computed volatility of 389.67% and a discount rate of 2.65 were used in calculating the fair value of the option of $101,750.

On December 14, 2013 the Company issued 15,000 options with an exercise price of $0.85 per share to two independent directors and a consultant of the Company. Computed volatility of 371.40% and a discount rate of 2.89 were used in calculating the fair value of the option of $12,750.

On January 13, 2014 the Company issued 580,000 options with an exercise price of $0.88 per share to four officers of the Company. Computed volatility of 359.38% and a discount rate of 2.84 were used in calculating the fair value of the option of $510,400.

On May 12, 2014 the Company issued 90,000 options with an exercise price of $1.40 per share to one employee and two consultants. Computed volatility of 359.38% and a discount rate of 2.66 were used in calculating the fair value of the option of $126,000.

On August 22, 2014, the Company issued 275,000 options to 5 employees with exercise price of $1.20. 20% of the option will vest immediately, the additional 20% to vest on August 22 of each successive year. Computed volatility of 290.77% and a discount rate of 2.41 were used in calculating the fair value of the option of $329,999.

On August 22, 2014, the Company issued 1,015,000 options to 2 employees with exercise price of $1.20. The option will vest on August 22, 2024. The vesting of the options may accelerate at the rate of 200,000 options for each $1,000,000 of annual audited sale above the first $1,000,000 of sales up to 815,000 options and 50,000 options for every $1,000,000 of annual audited sales up to 200,000 options. Computed volatility of 290.77% and a discount rate of 2.41 were used in calculating the fair value of the option of $1,217,995

On October 1, 2014, the Company issued 5,000 options to 2 directors with exercise price of $1.49. 20% of the option will vest immediately, the additional 20% to vest on October 1 of each successive year. Computed volatility of 281.49% and a discount rate of 2.42 were used in calculating the fair value of the option of $7,450.

On October 6, 2014, the Company issued 50,000 options to 1 directors with exercise price of $1.49. 20% of the option will vest immediately, the additional 20% to vest on October 6 of each successive year. Computed volatility of 280.48% and a discount rate of 2.43 were used in calculating the fair value of the option of $74,499.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense above is $2,388,844. As of October 31, 2014 the Company expensed $403,860 for the year ended October 31, 2014. The unrecognized future balance to be expensed over the term of the options is $1,976,983.

The following sets forth the options granted and outstanding as of October 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Number of
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2013	3,055,000	0.11	8.1	1,221,000	1,372,500
Granted	2,215,000	1.07	-9.51	997,000	--
Exercised	--	--	-	--	-
Outstanding at Year Ended October 31, 2014	5,270,000	.51	8.69	2,218,000	5,164,900

NOTE 8 - RELATED PARTY TRANSACTIONS

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2013.

During March 2014 the Company paid the note holders $31,209 of principal plus $20,127 of accrued interest for a total amount of $51,336. The principal payment was treated as a reduction of principal and the interest payment as a reduction of accrued interest. In the fiscal year ended October 31, 2013 the Company repaid $6,652 of principal against their outstanding notes’

The balance of the notes and accrued interest for each person is as described in the table below:

As of: October 31, 2014
Related Party	Note Balance	Accrued Interest	Total
Andrew Thomas	$46,570	$2,096	$48,666
Paul Benford	$75,698	$3,406	$79,104
Shizuka Thomas	$31,312	$1,409	$32,721
Total	$153,580	$6,911	$160,491

As of October 31, 2014 and 2013 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2014	2013
Accrued salaries	201,026	90,818
Accrued interest	6,911	18,064
Consulting fees	33,400	35,000
Director fees	7,500	--
Total accrued liabilities	$248,837	$143,872

As of October 31, 2014 the Company accrued accounts payable of zero due to one related party and $52,432 as of October 31, 2013.

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end user customers both directly and through resellers. Although two resellers accounted for 48% of sales in 2014 and 44% of sales in 2013, the Company maintains all the information on their end user customers and should the reseller discontinue operations, the Company can sell directly to the end user. In the last three years, none of the end user customers, with one exception, was responsible for more than 10% of our revenues, and eleven (11) customers account for approximately 50% of our gross revenues verse twenty (20) in the same period in 2013.

NOTE 10 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of October 31, 2014 the Company had deferred revenue of $44,845.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2014 through July, 2017. Under the terms of the lease the gross monthly rental cost including common area charges is $6,700 per month. The lease terminates on July, 31, 2017. The yearly rental obligations under the lease agreement are as follows:

2015	$69,275
2016	$70,567
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$201,380

NOTE 12 – DEBT FORGIVENESS

During the year ended October 31, 2014 the Company settled accounts payable with two vendors resulting in gain on the difference between the debt accrued and amount paid of $11,782. This amount was recorded as a gain on forgiveness of debt.

 NOTE 13 – SUBSEQUENT EVENT

On November 1, 2014 the Company acquired 100% of NiC Corporation a Japanese company, with which the Company has had a long standing relationship, for $110,000 in cash and 50,000 shares of common stock at $1.49 per share with a value of $74,500 for a total value for the acquisition of $184,500.

On November 10, 2014 the Company issued 25,000 shares of common stock for services.

On December 4, 2014 the Company sold 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

On January 19, 2015 the Company issued 106,000 options under the 2012 option plan to 4 employees with an exercise price of $1.32 per share.

