Form 10-Q
period 2015-01-31
Skkynet Cloud Systems, Inc.
filed 2015-03-20
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

(888) 628-2028
(Issuer's telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 20, 2015 there were 50,795,500 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$760,399	$977,688
Accounts receivable	102,788	86,564
Inventory	6,643	--
Prepaid	6,357	--
Total current assets	876,187	1,064,252

Property and equipment, net of accumulated depreciation of $70,911 and $70,484 respectively	2,718	3,456
Intangibles -net	57,410	2,248
Other assets	5,726	--
Total Assets	$942,041	$1,069,956

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$82,376	$58,104
Accrued expense – related parties	8,144	6,911
Accrued liabilities – related party	299,298	241,926
Notes payable – related parties	135,746	153,580
Deferred income	61,112	44,845
Total current liabilities	586,676	505,366

Total liabilities	586,676	505,366

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,795,500 and 50,642,500 shares issued and outstanding, respectively	50,796	50,643
Additional paid-in capital	2,543,848	2,206,424
Accumulative other comprehensive income (loss)	4,881	10,846
Accumulated deficit	(2,244,165)	(1,703,328)
Total shareholders’ equity	355,365	564,590
Total Liabilities and Stockholders’ Equity	$942,041	$1,069,951

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,
	2015	2014

Revenue	$231,864	$287,049
Direct material costs	2,687	82

Operating Expenses:
General & administrative	762,389	383,362
Depreciation and amortization	5,617	440
Loss from operations	(538,825)	(96,835)

Other Income (Expenses):
Other Expense	(4)	--
Interest expense	(2,008)	(3,088)
Total other income (expenses)	(2,012)	(3,088)

Net loss	$(540,837)	$(99,923)

Foreign currency translation adjustment	36,479	(18,301)

Comprehensive (loss)	$(504,358)	(118,224)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.00)

Weighted average common shares outstanding (basic and diluted):	50,763,610	49,428,239

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(540,837)	$(99,923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,617	440
Option based compensation	125,826	--
Stock based compensation	37,250	--
Changes in operating assets and liabilities:
Accounts receivable	20,865	(103,633)
Accounts payable and accrued expenses	(2,971)	(64,482)
Inventory	533	--
Accrued liabilities – related parties	47,818	(52,432)
Prepaid	(1,172)	--
Deferred Income	12,454	6,734
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(294,617)	(173,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received, net of cash paid for NiC	(1,118)	--
NET CASH USED IN INVESTING ACTIVITIES	(1,118)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	100,000	337,125
Payments on notes payable –related parties	--	(35,904)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,000	301,221

Effect of exchange rate changes on cash	(21,554)	18,416

Net increase (decrease) in cash	(217,289)	145,765
Cash, beginning of period	977,688	365,415
Cash, end of period	$760,399	$511,180

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$21,920
Income taxes paid	$--	$--

Non-Monetary Transactions
Assets acquired in acquisition through stock issuance	$74,500	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 1, 2014 the Company acquired Nic Corporation as a wholly owned subsidiary. On February 1, 2015 the Company formed a wholly owned US subsidiary Skkynet, Inc. (See Note 7 Acquisitions)

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2014 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2014 as reported on Form 10-K, have been omitted.

Inventory

Inventory consists of hardware used to embed software and is stated at the lower of cost or market.

NOTE 2 – RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through July 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. As of January 31, 2015 the outstanding amounts on the notes payable were $135,746 as noted below:

Note balance as of:	January 31, 2015	October 31, 2014
Andrew Thomas	$41,162	$46,570
Paul Benford	$66,908	$75,698
Shizuka Thomas	$27,676	$31,312
Total	$135,746	$153,580

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition the Company is accruing director compensation at the rate of $2,500 per director per month. As of January 31, 2015 the accrued liability for compensation was $290,185

As of January 31, 2015 and October 31, 2014 the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2015	October 31, 2014
Accrued salaries	$231,098	$201,026
Accrued interest	$8,144	$6,911
Director fees	$30,000	$7,500
Consulting fees	$38,200	$33,400
Total accrued liabilities	$307,442	$248,837

On December 4, 2014 the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

NOTE 3 – EQUITY

On November 1, 2014 the Company issued 50,000 shares of common stock to three individuals with a value of $74,500 for the acquisition of Nic Corporation. (See Note 7 Acquisition)

On November 10, 2014 the Company issued 25,000 shares of common stock to one entity with a value of $37,250 for services.

On December 4, 2014 the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

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

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,388,844. During the period ended January 31, 2015 the Company expensed $125,826 for options. The unrecognized future balance to be expensed over the term of the options is $1,293,196.

The following sets forth the options granted and outstanding as of January 31, 2015:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic value
Outstanding at October 31, 2014	5,270,000	0.51	8.69	2,218,000	5,164,900
Granted	106,000	1.32	9.76	234,200	--
Exercised		--	--	--	--
Outstanding at January 31, 2015	5,376,000	0.52	8.40	2,452,200	5,181,470

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

2015	$49,175
2016	$70,567
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$181,280

NOTE 6 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of January 31, 2015 the Company had deferred revenue of $61,112

NOTE 7 – ACQUISITION

On November 1, 2014 the Company acquired all the outstanding shares of Nic Corporation, based in Japan, for $110,000 in cash plus 50,000 share of common stock. The Company determined in accordance with ASC 805-10-25-6 that the 50,000 shares of common stock was valued at the closing price on the date of purchase at $1.49 for a total value of $74,500. In accordance with purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Customer Lists represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The Company estimates the useful life to the customer list to be three years and thus it is being amortized over a three year period. The amortization for the three month period that was recorded is $5,190.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company has not finalized its purchase price allocation and this is preliminary.

Cash and cash equivalents	$108,882
Accounts receivable	37,089
Inventory	7,175
Prepaid	4,726
Intangible Asset	62,285
Other assets	6,185
Total Assets	226,342

Accounts payable	$31,874
Deposits	3,813
Taxes payable	6,155
Total Liabilities	$41,842

Total Purchase Price	$184,500

The following unaudited consolidated pro forma information gives effect to the NIC Corporation acquisition as if this transaction had occurred at the beginning of the period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

Three Month Period January 31, 2014 (Unaudited)
Revenues	$412,116
Operating Expenses	(448,596)
Other expense	(3,088)
Net Loss	$(39,568)

On January 30, 2015 the Company formed a wholly owned subsidiary receiving 5,000,000 shares for $5,000 in cash.

NOTE 8 – SUBSEQUENT EVENTS

On February 10, 2015, the Company issued 10,000 options to one consultant with exercise price of $1.30. 20% of the option will vest immediately, the additional 20% to vest on February 10 of each successive year.

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

RESULTS OF OPERATIONS

For the three month periods ending January 31, 2015, revenues were $231,864 compared to $287,049 for the same period in 2014. Revenue decrease for the three month period ending January 31, 2015 over the three month period ended January 31, 2014 are the result of higher deferred revenue in 2015 over 2014 plus slower sales to customers during the respective periods. The Company has concentrated on launching the cloud services which in the long term should result in dramatic increased sales.

General and administrative expense increased to $762,389 for the three months ended January 31, 2015 from $383,362 for the same period in 2014. The increase in general and administrative expenses for the three months ended January 31, 2015 included options expensed of $125,826, compared to $139,424 in 2014, increased consulting, the opening of a new office plus added marketing expenses in the business growth.

For the three month periods ending January 31, 2015 the Company posted an operating loss of $538,825 compared to an operation loss of $96,835 for the same periods in 2014. The increase in operating loss is attributable to increased expenses in consulting, salaries and office opening expenses plus the stock compensation of $37,250, amortization of intangibles of $5,190 and option expenses of $125,826.

Other income and expenses for the three month periods ending January 31, 2015 included interest expense of $2,012 compared to other expense of $3,088 for the same periods in 2014. The result was other income of $2,012 in 2015 compared to other expense of $3,088 for the same period in 2014.

A net loss of $540,837 was recorded for the three months period ending January 31, 2015 compared to a net loss of $99,923 for the same periods in 2014. The loss can be attributed to added employee costs and increased marketing activity in 2015 compared to 2014.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2015, Skkynet had current assets of $867,187 and current liabilities of $586,676, resulting in working capital of $280,511 and a current ratio of 1.47:1. Accumulated deficit as of January 31, 2015 was $2,213,650 with total shareholders’ equity of $355,365.

Net cash used in operations for the three months ending January 31, 2015 was $294,617 compared to net cash used of $173,872 for the same period in 2014. Net cash used in operations increased primarily due to an increase in the net loss of $540,837, an increase in related party accrued expense of $47,818. These were offset by stock based compensation of $37,250, stock option based compensation of $125,826 and accounts payable and accrued expenses of $2,971 increase in accounts receivable of $20,865 and deferred revenue of $12,454.

Cash used in investing activities in the three months period ended January 31, 2015 and 2014 were $1,118 and zero. The investing activity in 2015 included the acquisition of Nic Corporation for $110,000 in cash, offset by cash received of $108,882, plus stock of $74,500.

Net cash provided in financing activities during the three months ended January 31, 2015 was $100,000 compared to net cash provided of $301,221 for the same period in 2014. The difference was due to the sale of common stock of $337,125 offset by the reduction of notes payable to related parties of $35,904 in 2014 compared to the sale of common stock for cash of $100,000 in the same period in 2015.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2014.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 1, 2014 the Company issued 50,000 shares of common stock to three individuals with a value of $74,500 for the acquisition of Nic Corporation.

On November 10, 2014 the Company issued 25,000 shares of common stock with a value of $37,250 for services.

On December 4, 2014 the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $100,000 in cash.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKKYNET CLOUD SYSTEMS INC.

Date: March 20, 2015	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

