Form 10-Q
period 2015-04-30
Skkynet Cloud Systems, Inc.
filed 2015-06-15
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of June 15, 2015 there were 50,795,500 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2015	October 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$493,618	$977,688
Accounts receivable	230,972	86,564
Inventory	6,581	--
Prepaid	26,737	--
Total current assets	757,908	1,064,252

Property and equipment, net of accumulated depreciation of $70,911 and $70,484 respectively	3,332	3,456
Intangibles -net	51,906	2,248
Other assets	5,672
Total Assets	$818,818	$1,069,956

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$62,332	$58,104
Accrued expense – related parties	10,730	6,911
Accrued liabilities – related party	377,358	241,926
Notes payable – related parties	142,976	153,580
Deferred income	121,892	44,845
Total current liabilities	715,288	505,366

Total liabilities	715,288	505,366

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,795,500 and 50,642,500 shares issued and outstanding, respectively	50,796	50,643
Additional paid-in capital	2,636,757	2,206,424
Accumulative other comprehensive income (loss)	(33,965)	10,846
Accumulated deficit	(2,550,063)	(1,703,328)
Total shareholders’ equity	103,530	564,590
Total Liabilities and Stockholders’ Equity	$818,818	$1,069,956

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Revenue	$309,886	$248,298	$541,750	$535,347
Direct material costs	24,458	1,373	27,145	1,455

Operating Expenses:
General & administrative	583,601	422,460	1,345,986	805,822
Depreciation and amortization	5,609	370	11,226	810
Loss from operations	(303,782)	(175,905)	(842,607)	(272,740)

Other Income (Expenses):
Other income	172	--	168	--
Gain on debt forgiveness	--	11,982	--	11,982
Interest expense	(2,288)	(2,180)	(4,296)	(5,268)
Total other income (expenses)	(2,116)	9,802	(4,128)	6,714

Net loss	$(305,898)	$(166,103)	(846,735)	$(266,026)

Foreign currency translation adjustment	(50,777)	(11,538)	(44,812)	(6,763)

Comprehensive (loss)	$(356,675)	$(154,565)	$(891,547)	$(272,789)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding (basic and diluted):	50,795,500	49,844,000	50,779,555	49,632,674

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(846,735)	$(266,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,226	810
Option based compensation	218,736	172,582
Stock based compensation	37,250
Gain on debt forgiveness	--	(11,982)
Changes in operating assets and liabilities:
Accounts receivable	(107,319)	(111,075)
Accounts payable and accrued expenses	(33,801)	(9,624)
Inventory	595	--
Accrued liabilities – related parties	139,251	(58,336)
Taxes payable	--	(7,168)
Prepaid	(21,498)	--
Deferred Income	73,234	34,038
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(529,061)	(256,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	--	(735)
Cash received, net of cash paid for NiC	(1,118)	--
NET CASH USED IN INVESTING ACTIVITIES	(1,118)	(735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	100,000	369,750
Payments on notes payable –related parties	--	(41,083)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,000	328,667

Effect of exchange rate changes on cash	(53,891)	7,126

Net increase (decrease) in cash	(484,070)	78,277
Cash, beginning of period	977,688	365,415
Cash, end of period	$493,618	$443,692

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$21,920
Income taxes paid	$--	$--

Non-Monetary Transactions
Assets acquired in acquisition through stock issuance	$74,500	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. (“Cogent”). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems.

On November 1, 2014 the Company acquired Nic Corporation as a wholly owned subsidiary. On February 1, 2015 the Company formed a wholly owned US subsidiary Skkynet, Inc. (See Note 7 Acquisitions)

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2014 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2014 as reported on Form 10-K, have been omitted.

Inventory

Inventory consists of hardware used to embed software and is stated at the lower of cost or market.

NOTE 2 - RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through July 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012. As of April 30, 2015 the outstanding amounts on the notes payable were $142,976 as noted below plus accrued interest of $10,730:

Note balance as of:	April 30, 2015	October 31, 2014
Andrew Thomas	$43,354	$46,570
Paul Benford	$70,471	$75,698
Shizuka Thomas	$29,151	$31,312
Total	$142,976	$153,580

On January 1, 2012 and April 15, 2012 the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition the Company is accruing director compensation at the rate of $2,500 per director per month. As of April 30, 2015 the accrued liability for compensation was $377,358.

As of April 30, 2015 and October 31, 2014 the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2015	October 31, 2014
Accrued salaries	$277,475	$201,026
Director fees	$52,500	$7,500
Consulting fees	$43,000	$33,400
Accrued liabilities	$372,975	$241,926
Accrued expense	$10,730	$6,911
Total accrued liabilities and accrued expense	$383,705	$248,837

On December 4, 2014 the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

NOTE 3 –EQUITY

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

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,459,889. During the period ended April 30, 2015 the Company expensed $218,376 for options. The unrecognized future balance to be expensed over the term of the options is $1,167,891.

The following sets forth the options granted and outstanding as of April 30, 2015:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic value

Outstanding at October 31, 2014	5,270,000	0.51	8.69	2,218,000	5,164,900
Granted	116,000	1.32	9.76	854,200	--
Exercised		--	--	--	--
Outstanding at April 30, 2015	5,386,000	0.52	8.71	3,072,200	4,416,520

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

2015	$29,075
2016	$70,567
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$161,180

NOTE 6 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of April 30, 2015 the Company had deferred revenue of $121,892.

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

Cash and cash equivalents	$108,882
Accounts receivable	37,089
Inventory	7,175
Prepaid	4,726
Intangible Asset	62,285
Other assets	6,185
Total Assets	226,342

Accounts payable	31,874
Deposits	3,813
Taxes payable	6,155
Total Liabilities	41,842

Total Purchase Price	$184,500

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

As of April 30, 2015 (Unaudited)	Three Months Period	Six Months Period
Revenue	$501,358	$910,930
Operating expense	$548,037	$996,283
Other income(expense)	$9,801	$6,720
Net income (loss)	$(36,864)	$(78,633)

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

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2015, revenues were $309,886 and $541,750 compared to $248,298 and $535,347 for the same period in 2014. Revenue increased for the three and six month period ending April 30, 2015 over the three and six month period ended April 30, 2014 plus higher deferred revenue in 2015 over 2014 confirmed higher sales to customers during 2015. The Company has concentrated on launching the cloud services which in the long term should result in increased sales.

General and administrative expense increased to $583,601 and $1,345,986 for the three and six months ended April 30, 2015 from $422,460 and $805,822 for the same periods in 2014. The increase in general and administrative expenses for the three and six months ended April 30, 2015 included options expensed of $218,376 compared to $172,582 in 2014, increased consulting, the opening of a new office plus added marketing expenses to propel business growth.

For the three and six month periods ending April 30, 2015 the Company posted an operating loss of $303,782 and $842,607 compared to an operation loss of $175,905 and $272,740 for the same periods in 2014. The increase in operating loss is attributable to increased expenses in consulting, salaries and office opening expenses plus the stock compensation of $37,250, depreciation of $11,226 and option expenses of $218,636.

Other income and expenses for the three and six month periods ending April 30, 2015 was a loss of $2,116 and $4,128 compared to other income of $9,802 and $6,714 for the same periods in 2014. Interest expense, plus the gains and losses on currency exchange and gains on debt forgiveness, made up the other income and expenses for the three and six month’s periods in both 2015 and 2014.

A net loss of $305,898 and $846,735 was recorded for the three and six months period ending April 30, 2015 compared to a net loss of $166,103 and $266,026 for the same periods in 2014. The loss can be attributed to added employee costs and increased marketing activity in 2015 compared to 2014.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2015, Skkynet had current assets of $757,908 and current liabilities of $715,288, resulting in working capital of $42,620. Accumulated deficit as of April 30, 2015 was $2,550,063 with total shareholders’ equity of $103,530.

Net cash used in operations for the six months ending April 30, 2015 was $529,061 compared to net cash used of $256,781 for the same period in 2014. Net cash used in operations increased primarily due to an increase in the net loss of $846,735 and an increase in accounts payable of $107,319. These were offset by stock based compensation of $37,250, stock option based compensation of $218,736, accrued liabilities to related parties of $139,251, and deferred revenue of $73,234.

Cash used in investing activities in the six months period ended April 30, 2015 and 2014 were $1,118 and $735. The investing activity in 2015 included the acquisition of Nic Corporation for $110,000 in cash, offset by cash received of $108,882, plus stock of $74,500.

Net cash provided in financing activities during the six months ended April 30, 2015 was $100,000 compared to net cash provided of $328,667 for the same period in 2014. The difference was due to the sale of common stock of $337,125 offset by the reduction of notes payable to related parties of $35,904 in 2014 compared to the sale of common stock for cash of $100,000 in the same period in 2015.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 15, 2015	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer
(Duly Authorized Principal Financial Officer)

