Form 10-Q
period 2015-07-31
Skkynet Cloud Systems, Inc.
filed 2015-09-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

As of September 14, 2015 there were 50,795,500 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow;, the Company’s ability to establish a global market, , the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2015	October 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$525,072	$977,688
Accounts receivable	139,867	86,564
Inventory	12,593	--
Total current assets	677,532	1,064,252

Property and equipment, net of accumulated depreciation of $71,765 and $70,484 respectively	2,175	3,456
Intangibles -net	46,714	2,248
Other assets	32,420	--
Total Assets	$758,841	$1,069,956

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$58,480	$58,104
Accrued expense – related parties	--	6,911
Accrued liabilities – related party	420,224	241,926
Notes payable – related parties	--	153,580
Deferred revenue	91,897	44,845
Total current liabilities	570,601	505,366
Total liabilities	570,601	505,366

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized,193,661 issued and zero outstanding, respectively	193,661	--
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,795,500 and 50,642,500 shares issued and outstanding, respectively	50,796	50,643
Additional paid-in capital	2,732,132	2,206,424
Accumulative other comprehensive income (loss)	(93,509)	10,846
Accumulated deficit	(2,694,845)	(1,703,328)
Total shareholders’ equity	188,240	564,590
Total Liabilities and Stockholders’ Equity	$758,841	$1,069,956

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Revenue	$308,028	$209,578	$849,778	$774,925
Direct material costs	528	1,116	26,617	2,571
Gross profit	307,500	208,462	823,161	742,354

Operating Expenses:
General & administrative	523,634	458,884	1,869,620	1,264,706
Depreciation and amortization	5,609	428	16,835	1,238
Loss from operations	(221,743)	(250,850)	(1,063,294)	(523,590)

Other Income (Expenses):
Other income	(8)	--	160	--
Gain on debt forgiveness	--	--	--	11,982
Interest expense	(2,113)	(2,418)	(6,409)	(7,686)
Tax refund	--	--	78,026	--
Total other income (expenses)	(2,121)	(2,418)	71,777	4,296

Net loss	$(223,864)	$(253,268)	$(991,517)	$(519,294)

Foreign currency translation adjustment	(59,543)	(6,908)	(104,355)	(13,671)

Comprehensive (loss)	$(283,407)	$(260,176)	$(1,095,872)	$(532,965)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	50,795,500	49,844,000	50,784,831	49,703,890

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(991,517)	$(519,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,835	1,238
Option based compensation	314,111	235,822
Stock based compensation	37,250	--
Gain on debt forgiveness	--	(11,982)
Changes in operating assets and liabilities:
Accounts receivable	(16,214)	7,216
Accounts payable and accrued expenses	(35,588)	(11,843)
Inventory	(5,417)	--
Accrued liabilities – related parties	178,298	(1,002)
Taxes payable	--	(8,227)
Prepaid	(21,509)	--
Deferred Income	43,239	3,918
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(480,512)	(304,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	--	(2,020)
Cash received, net of cash paid for Nic	(1,118)	--
NET CASH USED IN INVESTING ACTIVITIES	(1,118)	(2,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	100,000	369,750
Payments on notes payable – related parties	--	(39,342)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,000	330,408

Effect of exchange rate changes on cash	(70,986)	15,223

Net increase (decrease) in cash	(452,616)	39,457

Cash, beginning of period	977,688	365,415
Cash, end of period	$525,072	$404,872

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$21,007
Income taxes paid	$--	$--

Non-Monetary Transactions
Assets acquired in acquisition through stock issuance	$74,500	$--
Preferred series B shares issued for debt- related parties	$193,661	$--

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

On November 1, 2014 the Company acquired Nic Corporation as a wholly owned subsidiary. On February 1, 2015 the Company formed a wholly owned US subsidiary Skkynet, Inc. and wholly owned Canadian subsidiary Skkynet Corp. (See Note 7 Acquisitions)

On July 30, 2015 the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2014 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2014 as reported on Form 10-K, have been omitted.

Inventory

Inventory consists of hardware used to embed software and is stated at the lower of cost or market.

NOTE 2 – RELATED PARTY TRANSACTIONS

On July 31, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through July 31, 2012 to notes payable due from that subsidiary. The notes matured on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2012.

On July 30, 2015 the notes and accrued interest were converted to 193,661 Series B convertible preferred shares for the outstanding principal and interest as of July 30, 2015.

	Note Balance	Interest	Total	Shares issued
Andrew Thomas	$54,874	$5,403	$60,241	60,241
Paul Benford	$85,842	$8,761	$94,603	94,603
Shizuka Thomas	$39,197	$3,620	$38,817	38,817
Total	$175,887	$17,774	$193,661	193,661

On January 1, 2012 and April 15, 2012, the Company and its subsidiary entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition the Company is accruing director compensation at the rate of $2,500 per director per month. As of July 31, 2015 the accrued liability for compensation was $420,244

As of July 31, 2015 and October 31, 2014, the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2015	October 31, 2014
Accrued salaries	$297,424	$201,026
Director fees	$75,000	$7,500
Consulting fees	$47,800	$33,400
Accrued liabilities	$420,224	$241,926
Accrued expense	$--	$6,911
Total accrued liabilities and accrued expense	$420,244	$248,837

On December 4, 2014, the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $100,000 in cash.

NOTE 3 – EQUITY

On November 1, 2014, the Company issued 50,000 shares of common stock to three individuals with a value of $74,500 for the acquisition of Nic Corporation. (See Note 7 Acquisition)

On November 10, 2014, the Company issued 25,000 shares of common stock to one entity with a value of $37,250 for services.

On December 4, 2014, the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend.

On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661.

NOTE 4 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues option to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On January 19, 2015, the Company issued 106,000 options under the 2012 Stock Option Plan to 4 employees with an exercise price of $1.32 per share.

On February 10, 2015, the Company issued 10,000 options to one consultant with exercise price of $1.30. 20% of the option will vest immediately, the additional 20% to vest on February 10 of each successive year.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,459,889. During the period ended July 31, 2015 the Company expensed $314,111 for options. The unrecognized future balance to be expensed over the term of the options is $1,802,792

The following sets forth the options granted and outstanding as of July 31, 2015:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Number of Options Exercisable	Intrinsic value
Outstanding at October 31, 2014	5,270,000	0.51	8.44	2,218,000	5,164,900
Granted	116,000	1.32	9.51	1,113,200	--
Exercised		--	--	--	--
Outstanding at July 31, 2015	5,386,000	0.52	8.46	3,331,200	4,284,900

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2014 through July 31, 2017. Under the terms of the lease the gross monthly rental cost including common area charges is $6,700 per month. The lease terminates on July, 31, 2017. The yearly rental obligations under the lease agreement are as follows:

2015	$7,265
2016	$70,567
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$139,370

NOTE 6 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of July 31, 2015 the Company had deferred revenue of $91,897.

NOTE 7 – ACQUISITION

On November 1, 2014, the Company acquired all the outstanding shares of Nic Corporation, based in Japan, for $110,000 in cash plus 50,000 share of common stock. The Company determined in accordance with ASC 805-10-25-6 that the 50,000 shares of common stock was valued at the closing price on the date of purchase at $1.49 for a total value of $74,500. In accordance with purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Customer Lists represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The Company estimates the useful life to the customer list to be three years and thus it is being amortized over a three year period. The amortization for the nine month period that was recorded is $15,571. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company has not finalized its purchase price allocation and this is preliminary.

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

As of July 31, 2015(Unaudited)	Three Months Period	Nine Months period
Revenue	$231,529	$1,140,459
Operating expense	$566,193	$1,560,476
Other income(expense)	$25,712	$(23,829)
Net loss	$(365,213)	$(443,847)

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

OVERVIEW

The Company operates its traditional business through its wholly-owned subsidiary Cogent Real-Time Systems, Inc. The Company has taken the existing business lines of Cogent and integrated these with cloud based systems. The Company operates the cloud based business through its wholly-owned subsidiaries Skkynet, Inc. (US) and Skkynet Corp. (Canada). The Company also operates embedded hardware-based business though its wholly-owned subsidiary Nic Corporation (Japan).

The Company provides software and related embedded systems and facilities to collect process and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using this software and where requested by a client, our web based assets, this gives clients and their customers (to the extent relevant) the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and nine month periods ending July 31, 2015, revenues were $308,028 and $849,778 compared to $209,578 and $744,925 for the same period in 2014. Revenue increased for the three and nine month period ending July 31, 2015 over the three and nine month period ended July 31, 2014, plus higher deferred revenue of $91,897 in 2015 compared to $44,845 in 2014, confirmed higher sales to customers during 2015. The Company has concentrated on launching its cloud services which, in the long term, should result in increased sales.

General and administrative expense increased to $523,634 and $1,869,620 for the three and nine months ended July 31, 2015 from $458,884 and $1,264,706 for the same periods in 2014. The increase in general and administrative expenses for the three and nine months ended July 31, 2015 included options expensed of $314,111 compared to $235,822 in 2014, increased consulting, the opening of a new office, plus added marketing expenses to launch the cloud service and propel business growth.

For the three and nine month periods ending July 31, 2015 the Company posted an operating loss of $221,743 and $1,063,294 compared to an operation loss of $250,850 and $523,590 for the same periods in 2014. The increase in operating loss is attributable to increased expenses in consulting, salaries and office opening expenses, plus option based compensation of $314,111, stock compensation of $37,250, and depreciation of $16,835.

Other income and expenses for the three and nine month periods ending July 31, 2015 was an expense of $2,121 and income of $71,777 compared to other expense of $2,418 and income of $4,296 for the same periods in 2014. Interest expense, plus a tax refund of $78,026 comprised the other income in 2015.

A net loss of $223,864 and $991,517 was recorded for the three and nine months period ending July 31, 2015 compared to a net loss of $253,268 and $519,294 for the same periods in 2014. The loss can be attributed to added employee costs and increased marketing activity in 2015 compared to 2014.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2015, Skkynet had current assets of $677,532 and current liabilities of $570,601, resulting in working capital of $106,931. Accumulated deficit, as of July 31, 2015, was $2,754,642 with total shareholders’ equity of $188,240.

Net cash used in operations for the nine months ending July 31, 2015 was $480,512 compared to net cash used of $304,154 for the same period in 2014. Net cash used in operations increased primarily due to an increase in the net loss of $472,223 and increase in accounts payable of $23,745. These were offset by stock based compensation of $37,250; stock option based compensation of $314,111, accrued liabilities to related parties of $178,298, and deferred revenue of $73,234.

Cash used in investing activities in the nine months period ended July 31, 2015 and 2014 was $1,118 and $2,020. The investing activity in 2015 included the acquisition of Nic Corporation for $110,000, in cash, offset by cash received of $108,882, plus stock of $74,500.

Net cash provided in financing activities during the nine months ended July 31, 2015 was $100,000 compared to net cash provided of $330,408 for the same period in 2014. The difference was due to the sale of common stock of $369,750 offset by the reduction of notes payable to related parties of $39,342 in 2014 compared to the sale of common stock for cash of $100,000 in the same period in 2015.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2014, the Company issued 50,000 shares of common stock to three individuals with a value of $74,500 for the acquisition of Nic Corporation.

On November 10, 2014, the Company issued 25,000 shares of common stock with a value of $37,250 for services.

On December 4, 2014, the Company issued 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 14, 2015	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

