Form 10-K
period 2015-10-31
Skkynet Cloud Systems, Inc.
filed 2016-02-16
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number)

2233 Argentia Road/ Suite 306, Mississauga, Ontario Canada L5N 2X7.

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (888) 628-2028

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.)  ☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,)  ☐ Yes  ☒ No

The aggregate number of shares of the voting stock held by non-affiliates on April 30, 2015 was 15,606,900 with a market value of $20,913,246. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of February 16, 2016, was 50,876,600.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of our business activities, our revenues, income and capital spending. We generally identify forward-looking statements with the words "believe," "intend," "expect," "seek," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project" or their negatives, and other similar expressions. All statements we make relating to our estimated timelines and commencement of operations, and our projected earnings, costs, expenditures, cash flows, and financial results or to our expectations regarding future industry trends are forward-looking statements.

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

•	the attraction and retention of qualified employees and key personnel;

•	our ability to protect and defend our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	events in the markets for our products and applications and alternatives to our products and applications, in the United States and global markets generally;

•	future regulatory, judicial and legislative changes in our industry;

•	changes in the competitive environment in our industry and the markets in which we operate;

•	developments and acceptance, favorable and unfavorable, about the use of Cloud systems for the implementation of our products and services;

•	other factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," "Skkynet" and "Cogent" refer to Skkynet Cloud Systems, Inc., a Nevada corporation, and its subsidiaries.

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. ("Cogent"), Skkynet, Inc. ("Skkynet (USA)"), Skkynet Corp. ("Skkynet (Canada)"), and Nic Corporation ("NiC"). Skkynet was established to enhance Cogent's existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service ("SaaS") product targeting the Industrial Internet of Things ("IoT") market, now referred to by the terms "Industry 4.0" and "Industrial Internet Consortium". We will also expand the areas of business activity to which our products and services are applied.

In a report dated December 2, 2014 International Data Corporation ("IDC") predicted that worldwide Information and Telecommunications Technology ("IT") spending would grow 3.8% year over year to over $3.8 trillion in 2015, with IoT being one of the most important innovation accelerators for growth and expansion of IT-based value in third-party platforms1. Gartner, Inc. ("Gartner") issued a similar prediction for worldwide IT spending to grow 2.4% year over year to $3.8 trillion in 20152. IDC also forecasted in October, 2014 that public IT Cloud services spending will approach $127 billion in 20183. The same IDC research report states that over the next five years spending on public IT Cloud services will expand at a compound annual growth rate (CAGR) of 22.8 percent from over $56 billion in 2014, which is six times that of the IT industry as a whole. Moreover, IDC predicts that public IT cloud services will account for more than half of worldwide software, server, and storage spending growth. Gartner reports a similar growth trend in IT spending on public Cloud services, which is five times faster than growth in IT spending across all other categories4. In December, 2014, IDC released a report forecasting that worldwide SaaS enterprise applications will increase to $50.8 billion by 2018, from $22.6 billion in 2013, at a CAGR of 17.6% over this five-year period5. On November 10, 2014, Gartner forecasted that by 2018, much of what will drive digital business will only be viable in SaaS6.

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies7, and how it will transform the industrial workforce8. Of the nine new technologies, several fit within the scope of Skkynet's core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration. Specifically, we provide software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time. We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives. Through NiC, we also provide custom hardware and firmware development for embedded systems. This capability allows us to connect industrial hardware directly to our SaaS Cloud-based service.

We believe there is a steady movement of manufacturing facilities from developed countries to underdeveloped countries because of the economic advantages of lowering production costs; however, this relocation process should not be viewed in traditional frameworks alone. In the United States there is a movement from high to low-cost states such as Alabama, and, for other reasons, European and Asian manufacturers are locating their own manufacturing facilities within the United States. The tendency is to relocate physical plants while preserving the overall engineering skills, process analytics and related intellectual property and management systems at home. This geographical distinction between production and engineering requires the ability to remotely monitor these systems during operations to control processes in real-time while preserving the safety, confidentiality and integrity of the manufacturer's process and information. Our products and Cloud-based services are designed to address these issues and concerns.

_______________

1 http://www.idc.com/getdoc.jsp?containerId=prUS25285614

2 http://www.gartner.com/newsroom/id/2959717

3 http://www.idc.com/getdoc.jsp?containerId=prUS25219014

4 https://www.gartner.com/doc/2858118/forecast-public-cloud-services-worldwide

5 http://www.idc.com/getdoc.jsp?containerId=252568

6 http://gartnernews.com/gartner-forecasts-it-spending-growth-and-trends/

7 https://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

8 https://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

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

Our Status as an Emerging Growth Company

We are an "emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). An EGC is defined as a company with total annual gross revenues of less than $1 billion in its most recently completed fiscal year. An EGC will retain such status until the earlier of: (1) the fifth anniversary of the date it first sold securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which it first exceeds $1 billion in annual gross revenues; (3) the time it becomes a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which the EGC has, within the previous three years, issued $1 billion of nonconvertible debt.

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act also increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's ("SEC") reporting and disclosure rules. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things:

•

permitting EGCs to include only two years of audited financial statements in the registration statement filed under the Securities Act of 1933 (the "Securities Act") for an IPO of common equity securities;

•	allowing EGCs to comply with the smaller reporting company version of Item 402 of Regulation S-K;

•	removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting;

•	removing the requirement to comply with the "say on pay" rules of the Securities Exchange Act of 1934 (the "Exchange Act"); and

•	the formation of certain committees and preparation of charters for such committees including compensation and nominating committees.

Section 107(b) of the JOBS Act also permits an EGC to elect an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until such time as these new or revised standards are made applicable to all private companies. If the Company made this election it would mean that our financial reporting would not conform to that of existing smaller reporting companies formed prior to the passage of the JOBS Act. Accordingly, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to section 107(b) of the JOBS Act which means that our accounting and financial reporting requirements will conform to all requirements of existing "smaller reporting companies" under the Exchange Act of 1934. Under the JOBS Act our election is irrevocable.

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent's business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $916,000 in annual revenues from its operations for its fiscal year ended October 31, 2014 and $952,000 in annual revenues for the fiscal year ended October 31, 2015.

Our acquisition of NiC

In November 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Nic Corporation in Osaka, Japan from Mr. Akira Iwata, Mrs. Takako Nishikawa and Mr. Mitsuharu Sekiguchi in exchange for a total of one-hundred and ten thousand ($110,000.00) U.S. dollars and fifty thousand (50,000) restricted shares of our common stock, as a result of which NiC became our wholly-owned subsidiary. At the acquisition closing, NiC's business consisted primarily of providing custom hardware and software development services to a variety of embedded industrial and office hardware and software products. NiC currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.

Our business

We are an industrial middleware vendor that has specialized in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high speed redundancy facility and a web-based user interface providing desk-top quality graphics. We have patented and patent-pending technology that addressesthe data transmission problems of data rate, latency, redundancy, and security in Cloud based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet.

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

Skkynet's newly-released award-winning SkkyHub™ service is compatible with our existing DataHub® and Embedded Toolkit (ETK) software. Current customers of our DataHub® software can easily configure it to immediately take advantage of our Cloud services. Our DataHub® software includes applications for all of the following uses:

–	real-time graphical web display of data, which includes collaborative screen development and full permissions-based access;

–

connection to data from OPC (open process control), DDE (dynamic data exchange) and Modbus servers to produce immersive real-time displays to analyze the current status of factory production, embedded systems or financial strategies;

7

–

a feature that enables full data mirroring designed to overcome DCOM (distributed component object models) server issues to permit connection to the most recent data available if a server is temporarily unavailable;

–	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;

–	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system;

–	the ability to provide historical data for both QuickTrend and WebView trend displays;

–	data redundancy features; and

–

network system monitoring with the ability to query the operating system it is running on for system status and resource capacity such that this system wide monitoring of critical network resources can help identify problems.

These DataHub® features make our existing customer base a logical first marketing source for the adoption of our Cloud services. Our SkkyHub™ service provides the following additional functionality and features over the DataHub®:

–	scalable remote networking of industrial SCADA systems and embedded devices in real-time with built-in consolidation of data;

–	lower cost of ownership by not requiring any programing, no software to buy, no additional PC or server hardware to buy;

–	high-speed data throughput with the ability to collect, send, and receive up to 50,000 data changes per second at speeds just a few milliseconds over Internet latency;

–	robust security model, where no inbound connection requests to the SCADA system or embedded device are required;

–	full supports of industry standard SSL encryption protection, and no requirement for virtual private networks (VPNs) or additional security hardware;

–

no changes to the hardware or software of an existing system. Our customers can decide what data to transmit, and how: one-way or bidirectional, where all configuration changes are in the customers' control;

–

view any connected process in a fully web-based interface, providing immersive graphics and real-time response that replicates or exceeds the performance of traditional human-machine-interfaces (HMIs);

–

granular security permissions so that qualified users can configure security settings to provide read-only access to limited data sets for public use, while giving bi-directional access to insiders. Authorized developers can access the complete online design interface;

–

create and edit screens from any location, all within a standard web browser; no coding or development system is required, and our customers can drag-and-drop desktop-quality graphics to build HMI screens right inside a web browser as it populates and displays data in real-time on the same screen; changes can be deployed to all users instantly;

–

DataHub® Embedded Toolkit (ETK) provides a direct link to SkkyHub™ from a wide range of devices and operating systems, a seamless, end-to-end solution for M2M and viewing customer data from their device on the Internet

Our customers

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

We sell to end user customers' primarily through resellers and directly. Two resellers accounted for 44% of sales in 2015 and 48% of sales in 2014. We have all the information on their end users and if a reseller should go out of business, we can contact the end users directly and continue to sell to them. In the last two years, none of our end user customers, with one exception, is responsible for more than 10% of our revenues, and twenty eight (28) end user customers account for approximately 50% of our gross revenues. During our last twofiscal years ended October 31, 2014 and 2015 one end user customer accounted for 14% and 8%, of our gross revenues. Our customers have included many companies among the Fortune 500, and we have sold our products and services to approximately 280 such customers in 2015 and 209 in 2014.

Our financial customers are typically small to medium sized specialist trading firms or hedge funds targeting specific niches. We have customers working in risk management, futures trading, commodities trading, arbitrage, energy spot trading and other areas. Our software is used as a data transmission middleware allowing the customer's analysts to apply proprietary algorithms to market data and then to distribute it to their clients at very high speed. Our customers in the financial sector are generally reluctant to share the details of their deployments due to competitive concerns, making sales by example more difficult.

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements. Our software is designed to be modular, such that the customer can choose from a variety of Product Packs and features to create the type of system that they require. There are currently twelve (12) different Product Packs such as DataHub® OPC Tunneler and DataHub® WebView. Each Product Pack is a selection of different functionalities chosen from a total of 17 different available features. The customer selects the set of features it requires for its particular application, with the software licensing price determined by that feature set.

In addition, we offer customers the ability to license our products for use as SaaS with a view to relicensing them to others with whom they do business. We also offer our licenses with upgrades in the form of an on-going maintenance program and service program for which we charge additional fees depending upon the package of services requested.

We offer OEM customers the ability to re-brand our software to integrate it with their own product offering. This re-branding can be "shallow" or "deep." Shallow rebranding modifies the icons, images, name and contact information our software presents to the end user. There is no attempt to hide the fact that the software was developed by us. Deep rebranding attempts to remove all visible indications that our software is being used by the OEM customer. This requires more work and ongoing maintenance, as well as formal agreements with regard to our intellectual property.

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

As part of our expansion into Cloud services, we provide two types of Cloud service: remotely hosted Cloud systems, and locally hosted Cloud systems. In the remotely located case, we maintain and manage the operating system infrastructure that allows users to access their industrial automation data via the Internet. We subcontract the Cloud hardware infrastructure from large, established vendors. In the locally hosted case, the customer is responsible for the hardware and data connectivity, and we will provide the software, and optionally the system administration for that software. A customer who wants a remotely located Cloud system will still be required to run some software locally. Our existing on-premise software acts as a bridge between the plant and the remote Cloud system. If the Cloud system becomes unavailable due to communication outage or hardware failure, the customer's plant will still continue to run in isolation from the remote Cloud system, simply reconnecting once the remote system becomes available again. In effect, our Cloud offering acts as an extension of the local process to a wide-area network or to the Internet. For reasons of speed, security and resiliency we do not anticipate that customers will accept a purely Cloud-based system for their immediate industrial automation data needs. We believe that this may change in the future as technology and market expectations change, as they have done in other markets that have adopted purely Cloud-based services, such as, for example, Salesforce.com and customer relations management (CRM) software.

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

To ensure smooth implementation of our software in a customer's environment we have organized approximately 50 different technical partners and resellers in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring and maintenance of our products within their customer base. These technical partners may be listed on our website. We continuously seek to recruit new technical partners. We have made recent progress on partnering with world-class hardware companies such as Renesas Electronics (world's largest microcontroller vendor) and Red Lion Controls (a major industrial hardware vendor, and subsidiary of Spectris plc, a constituent of the FTSE 250 Index).

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

We offer customer support via telephone email, fax and Internet message board during office hours. Where appropriate, we offer live desktop-sharing sessions with customers via Cisco WebEx. This dramatically reduces the time to resolution when the customer's network and security policy allow it. We have distributors in different parts of the world who offer support in the customer's time zone and language. We place a high priority on support of distributors, including joint phone calls and WebEx sessions with their customers to arrive at quick and satisfactory resolutions.

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

Our marketing

We have a variety of marketing activities. In 2013, we launched a new website at http://skkynet.com focused on general company information, updates and press releases regarding the general operations of the business, and as an information portal for the SkkyHub™ service. We also maintain a complete library information section of blog articles, whitepapers and industry news on implementing real-time data access over the Cloud.

Our primary means of contacting customers is through direct telephone and email contact; appearances at tradeshows, publications in recognized industry magazines and periodicals, our websites coupled with Google advertising and marketed WebEx presentations, including joint promotions with key partners and resellers. We use Google ad-words and search engine optimization to draw the attention of customers in our market. Some of our website materials can be technical in nature, and may include live demonstrations, training videos and instruction manuals. We invite potential customers to download trial versions of our software prior to purchase.

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners.

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We maintain targeted banner advertising on the OPC Foundation website (www.opcfoundation.org). This is augmented by a quarterly publication, OPConnect, in which we place product announcements and case studies. We send a monthly newsletter to an opt-in mailing list of more than 1,300 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our revenue sources

Our revenue comes from the following sources:

•	Software licensing for industrial automation systems

•	Software licensing for OEM customers

•	Software licensing for financial trading systems

•	Software support program renewals

•	Legacy installation support

•	Custom integration and development

•	SaaS revenue from financial clients of Skkynet's VINE™

•	SaaS revenue from industrial clients of SkkyHub™

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

Our business plans

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our current lines of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based SaaS products. Third, is the application of our products and services to new business lines such as embedded products; where "edge-processing" is required (e.g. remote monitoring and control of assets over third party networks). We have had limited resources to apply to marketing and sales in these areas. We believe that this revenue can be improved through dedicated marketing and sales effort.

We expect the second area of growth to be in the provision of Cloud services for real-time data. This is a market that is still in its formative stages around the world, and our technology is well suited to its development. We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud. Real-time Cloud systems require two components – a local component running at the customer's site, and a Cloud component running on a managed Cloud infrastructure system. Our software development will focus on improving the security and reducing the friction for users to deploy the local component on their systems. At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows. We rent Cloud server space from Cloud infrastructure providers such as Amazon, and/or run and maintain our own servers. In the future, we may transition to our own servers as resources permit, and if there is an economic rationale to do so.

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we offer to deploy our software on private servers managed by the customer or local Cloud infrastructure providers. These "private Cloud" systems will require IT professionals to maintain them, and will further require the attention of experts knowledgeable in real-time data systems. We offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers. For this reason, we are currently working to partner with Cloud infrastructure providers in other countries where there is sensitivity over customer data remaining inside those countries. In 2015, one such partner launched a new private Cloud service, iBRESS™, in Japan.

The third area of growth is also related to Cloud systems. For the past 15 years, commercial activity on the Internet has been dominated by business-to-consumer or business-to-business applications. The advent of extremely low-cost and low power consumption sensors will change that, making the Internet into a viable medium for machine-to-machine applications. That is, sensors, machines, appliances and other devices will become directly-connected data transmitters, numbering in the billions. This rise of machine-to-machine communication will require the kinds of real-time data distribution that will be at the center of our Cloud activity. We believe that our Cloud services will be positioned to take advantage of the future development of this "Internet of Things." Some examples of applications that need this kind of data access are home energy monitoring, commercial building energy management, agricultural monitoring, weather monitoring, remote seismic sensing, fleet tracking and asset maintenance.

Currently, we have a growing customer based in this area, but it is too soon to foresee to what extent, if at all, this aspect of our potential business will develop. However, recently we garnered significant industry recognition for our technology and SkkyHub™ service by winning Nokia's Open Innovation Challenge 2015 in Helsinki, Finland.

These business areas are inter-related. A customer of our Cloud services may also want to install our middleware software in their plant facility. Any existing middleware customer is a potential customer for our Cloud services. In effect, each of our commercial offerings will act as a possible source of sales for the others. Our goals in increasing our sales of middleware software are both to improve short-term revenue and to create a market for our Cloud services. Once established, our Cloud services will further create a market for our middleware products.

In order to pursue all of these business areas, we will require capital to hire the personnel needed to explore and develop a strategy to pursue potential customers in each area.

Our intellectual property

We have an exclusive license of all of our intellectual property from an affiliated corporation that is 100% indirectly owned by our CEO and COO. See "Certain Relationships and Related Transactions." As a result of this license we have two U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application ("RIA"). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial No. 8,661,092, International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed pending in Europe, Japan, China, Canada, South Korea, Brazil, Australia and India.

The second patent family includes U.S. Patent Serial No. 9,100,424 directed towards a system and method for secure real-time cloud services. The system and method provides a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bi-directionality. The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet. We have filed U.S. continuation and PCT applications for this patent application family.

As part of our license we have the exclusive right to use several registered trademarks including "DATAHUB"® which is registered in the United States and Canada. We have a registered trademark for "SKKYNET" in Canada. We also have pending trademark application for the "SKKYNET" mark in the United States. We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors. Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

Our competition

We face competition from several vendors who offer products similar to ours in the industrial automation space. Some of these competitors have resources and revenues larger than ours; however, our software is compatible with their products, making it common for a customer to install software from both us and our competition in the same system. We are not aware of direct competition for our products in the financial services sector. Two companies, Tibco and Lightstreamer, provide software that overlaps with some of the capabilities of our software; however, to our knowledge the Cogent DataHub® and VINE™ are the only products that provides real-time data links between Excel spreadsheets over the Internet or on a network.

There are also a number of large industrial automation vendors who offer SCADA systems to their clients. Examples include Siemens, ABB, Emerson Process Management, Rockwell Automation, Honeywell Process Solutions, GE Invensys and PTC. We view these companies and others performing similar services as potential competitors inasmuch as they have resources to link their SCADA functions to a Cloud based system; however, we are not currently aware that any vendor is doing so yet. Since these companies already have an installed base of SCADA customers whose systems can be easily connected to our software, these companies may also represent an opportunity for joint sales or OEM licensing. A number of these companies are already our customers.

There do not currently appear to be Cloud system companies organized for the purpose of hosting real-time industrial data and connectivity. One company, LogMeIn, Inc. (previously Pachube and then Cosm Ltd.), is providing Cloud storage services branded under Xively™ for sensor data, but we do not regard them as competitive due to their focus on storage rather than real-time collection and distribution. Cloud infrastructure companies such as Amazon, Microsoft (Azure) and Google offer pre-configured applications or computing platforms for remotely hosting a customer's IT activities. Their primary purpose is to provide the computing substrate for the customer's applications. As such, these companies, as presently operated, act as suppliers of computing resources to us, not as competition.

Employees

Currently,other than our five officers, we have five full time employees, one part time employee, and four consultants.

ITEM 1A: RISK FACTORS

Not applicable

ITEM 1B: UNSOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company's principal executive offices are located at 2233 Argentia Road/ Suite 306 Mississauga, Ontario, Canada, L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased through July, 2017 with monthly rent of $6,700. Our telephone number is (888) 628-2028.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Besides from the proceeding described below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On December 8, 2015 the Company entered into a settlement agreement with a vendor over a disputed claim by the vendor for contracted services that were not completed. The vendor had filed a suit in Marion County Superior Court in Indiana, case # 49D13-1409-CC-030084. The Company was not adequately served by the vendor (plaintiff) and thus never responded to the filing.

Under the terms of the agreement the Company agreed to settle the suit by paying $20,000 in four monthly installments commencing November 10, 2015 with final payment on February 10, 2016. The Company has met this obligation and has paid $20,000 to the vendor with the final payment made on February 8, 2016.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of February 10, 2016; the Company had 50,876,600 shares of its common stock issued and outstanding, of which 15,526,400 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2014	1.35	0.51
2nd Qtr. 2014	1.50	1.35
3rd Qtr. 2014	2.50	1.25
4th Qtr. 2014	1.50	1.20
1st Qtr. 2015	1.70	1.32
2nd Qtr. 2015	3.00	1.30
3rd. Qtr. 2015	1.50	1.31
4th Qtr. 2015	1.32	1.05

As of October 31, 2015, the Company estimates there are approximately 110 "holders of record" of its common stock.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Unregistered Sale of Equity Securities

On November 10, 2015 the Company issued 25,000 shares of common stock at $1.50 per share with a value of $ 37,250 for services.

On December 4, 2015 the Company sold 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

On October 31, 2015 the Company issued 81,100 shares of common stock at $1.05 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $85,100.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on August 31, 2011 in the State of Nevada. On March 26, 2012 the Company acquired Cogent Real-Time Systems, Inc.

Skkynet is an evolution of Cogent, an established financial and industrial middleware software vendor. Cogent's specialization has focused on providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. The architecture of Cogent's software naturally suits it for use both as a data aggregation platform at the process level, and as a data server at the Cloud level. By marrying these two capabilities together, Skkynet can effectively and securely offer the Cloud as an extension to any local process.

Cogent's market has been primarily in industrial automation. With very little advertising, Cogent has also acquired a number of financial trading companies as clients, due to the fact that Cogent's software is both source and content agnostic. High-speed trading and high-speed industrial automation behave very similarly at the level of abstraction that Cogent's software uses. Recently, Cogent has been working with Japanese companies to penetrate the lucrative embedded device manufacturing world. Japan is one of the largest producers of consumer and business electronics devices, more and more of which contain small embedded computers. Cogent has been working with partners in Japan to establish a name and presence in this world, with the aim of having Cogent's software installed directly on the electronic devices, allowing the manufacturers to instantly make them network-accessible.

The Company believes that deploying its product in a Cloud environment will increase the potential applications for customers and broaden its usage and expansion into various markets including Cloud industrial middleware, Cloud financial services, home monitoring, fleet tracking, and energy usage monitoring. New applications that may not exist today but will through the new Cloud platform may also open new markets unknown to Skkynet today. However, Management will carefully monitor the growth in new markets and manage each opportunity to maximize its return and minimize risks. This includes selecting specific markets with known trends to introduce its products and services and maintain a controlled release until the market has been understood and sales in the market have become significant to the Company. Only then will the Company risk new markets for its product. We must also include additional staffing at the senior management level with proven experiences and business records in the Company's environment to implement these markets.

The expansion into new markets will require additional cash resources from sources other than those available to the Company today. Only after the Company has secured specific amounts of financing it believes is required for development of each market application enumerated above will Skkynet begin its marketing efforts.

The additional staffing will not begin until Skkynet has funded itself to finance both the staff increase and the required capital to carry out its marketing plan. If the Company is not successful in obtaining the required additional capital, it believes the present business operation will be able to sustain Skkynet's additional costs as a public company at a minimal level.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2015		2014
Revenue	$1,221,598	100%	$916,869	100%
Direct material costs	31,903	2.6%	2,578	.3%
Gross profit	1,189,695	97.4%	914,291	99.7%
Operating expenses:
General and administrative expense	2,574,372	(210.7)%	2,007,265	(218.9)%
Impairment of customer list	30,987	(2.5)%	-	-
Depreciation	38,978	(3.2)%	1,628	(.2)%
Income (loss) from operations	(1,454,642)	(119.1)%	(1,094,602)	(119.4)%
Other income(expense)	64,393	5.3%	(3,409)	(.3)%
Net income(loss) before taxes	(1,390,249)	(113.8)%	(1,098,011)	(115.5)%
Tax refund	77,767	6.4%	38,748	4.2%
Net income (loss)	(1,312,482)	(107.4)%	(1,059,263)	(115.7)%

Revenue: For the year ended October 31, 2015, the Company had revenues of $1,221,598 compared to $916,869 of revenue for the year ended October 31, 2014. This reflects an increase of $304,729 from 2014 to 2015. Sales increase can be attributed to the addition of new customers, and the increase in sales to the base of our existing customers plus the acquisition of NiC in Japan. Increases in sales were mostly attributable to the present product line, as SkkyHub™ service was introduced in the middle of the year ended October 31, 2015. During the year ended October 31, 2015 the Company deferred revenue of $77,863 compared to deferred revenue of $44,845 during the same period in 2014 or an increase of $33,018. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

Direct Costs: For the year ended October 31, 2015, the Company's direct costs were $31,903 compared to $2,578 for the same period in 2014 or an increase of $29,325. The increase was attributable to NiC being consolidated with a cost of goods of $30,986 in 2015 not included in 2014. Costs as a percent of revenue increased in 2015 over the same period in 2014 by 2.3%.

General and Administrative Expenses: (G&A) Total general and administrative expenses increased to $2,574,372 in the year ended October 31, 2015 from $2,007,265 for the same period in 2014. This was an increase of $567,107 and as a percent of revenue G&A decreased from 218.9%% in 2014 to 210.7% in 2015. Of the increase $236,860 is attributed to NiC being consolidated in 2015 and not in 2014. Higher costs in 2015 had a direct effect on the increase in costs for product improvement and sales. The increase in G&A can be directly attributed to additional staff added to work on new product implementation and the marketing and sales of all products, plus the additional support costs recorded in other general and administrative expenses.

Salaries and Wages: Salaries and wages totaled $668,282 for the year ended October 31, 2015 compared to $602,318 for the same period in 2014. This was an increase of $65,964 from 2014 to 2015. The increase of wages was attributable an increase in development staff in 2015 compared to 2014.

Professional Fees: For the year ending October 31, 2015 professional fees were $741,079 compared to $441,603 for the same period in 2014. The Company experienced increase consisting of outside developers of $380,252, legal, accounting and filing costs of $181,947, financial consulting of $58,880 and directors fees of $90,000 and other consulting fees of $30,000.

Depreciation and Amortization: The Company experienced depreciation of $38,978 in 2015 compared to $1,628 in 2014. The amortization expense in 2015 consisted of depreciation of 1,681 plus amortization of customer list of $37,297. In addition the customer list was reduced to zero with an impairment charge of $30,987 plus the amortization expense.

Other General and Administrative Expenses: Expenses including travel, meals and entertainment, utilities, bank charges, stock based compensation and postage and delivery totaled $1,165,011 for the period ending October 31, 2015 compared to $963,344 for the same period in 2014. The increase can be attributed mostly to stock based compensation on options granted of $415,186, expenses of the subsidiary NiC of $236,860 not included in 2014, advertising and promotion of $133,598, computer and internet of $55,853, travel of $34,010, and rent of 66,617 were the major contributors to the increase.

Other Income Expenses: Other income and expense totaled $64,393 in income during the year ended October 31, 2015 compared to $3,409 in expense during the same period in 2014. The income consisted of currency exchange of $63,042 and other income of $1,338 compared to a gain on debt forgiveness of $11,982 and interest expense of $15,437 in the same period for 2014.

Income Tax: During the periods ending October 31, 2015 and 2014 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the years ended October 31, 2015 the subsidiary received a tax refund of $77,767.

Net Income (Loss): The Company recorded a net loss of $1,312,482 for the year ending October 31, 2015 compared to net loss of $1,059,263 for the same period in 2014, an increase of $253,219. The stock based compensation for options granted of $415,186 plus increased general and administrative expenses were the key components of the increase in net loss in 2015 over 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital has been dependent on the revenue generated internally by the Company's subsidiaries, by loans from its officers and directors and by deferral of accrued salaries. There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, but there are no formal agreements or arrangements for them to continue to do so.

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

On July 30, 2015 the notes and accrued interest were converted to 193,661Series B convertible preferred shares for the outstanding principal and interest as of July 30, 2015.

	Note Balance	Interest	Total	Shares issued
Andrew Thomas	$54,838	$5,403	$60,241	60,241
Paul Benford	$85,842	$8,761	$94,603	94,603
Shizuka Thomas	$35,197	$3,620	$38,817	38,817
Total	$175,887	$17,784	$193,661	193,661

The Company anticipates continually expanding its business through the planned expansion of the Company's marketing of venues in expanded markets. The Company's plans will be limited, however, by its ability to finance such a proposed expansion of its business. If the revenues generated are not sufficient to finance these proposed operations, then the Company will have to scale back its proposed operations. The Company's ultimate success will be based upon whether or not there continues to be a demand for the services that the Company anticipates providing, which is also very dependent on the economy. There can be no assurance that there will be a demand for the Company's services in the future or that the Company will become profitable in providing these services. As the Company's expands its operations, the revenues received, in addition to paying current expenses may increase the Company's capital requirements.

The Company is attempting to secure additional capital from independent sources in the form of equity and debt. The success and ability to meet its capital needs is highly dependent on its success in generating additional revenue and profitability now and in the future.

Working Capital: At October 31, 2015, the Company had working capital of $454,138 with current assets of $649,560 and current liabilities of $195,422 or a current ratio of 2.32 to 1. The current assets consisted of cash of $469,994, account receivable of $168,488 and inventory of $11,078. The current liabilities of the Company at October 31, 2015 are composed primarily of accounts payable and accrued expenses of $93,460, accrued liabilities to related party of $24,098 and deferred revenue of $77,864.

Operating Activities: Net cash used in operating activities, during the year ending October 31, 2015 was $503,718 compared to cash used of $86,212 for the same period in 2014. This represents a positive change of $87,597. The primary factor in the change in cash flow from operating activities is the reduction in accrued liabilities to related parties in the period ending October 31, 2015. The reduction was due to the conversion of some to common stock and the contribution to capital by related parties for options.

Investing Activities: Net cash used in investing activity was $1,118 for the year ended October 31, 2015 compared to cash used of $2,020 in 2014.

Financing Activities: Net cash provided by financing was $100,000 for the year ending October 31, 2015 compared to net cash provided by financing activities of $1,216,891 for the same period in 2014. Net cash provided in 2015 was due to common stock sold for cash of $100,000.

As of October 31, 2015, the Company had total assets of $660,417 and total liabilities of $195,422. Stockholders' equity as of October 31, 2015 was $464,995 compared to stockholders equity of $564,590 at October 31, 2014. Liabilities decreased in 2015 due to the conversion of accrued liabilities and notes payable due related parties being converted to preferred stock, common stock and the contribution to capital for options in 2015.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is sufficient to meet the Company's cash needs if the Company continues to operate its ongoing business as presently conducted through revenues generated from operations of our subsidiary for the next 12 months. The Company secured additional funds; through two private equity financings totaling $1,248,100; completed during the year ended October 31, 2014 and $100,000 during the year ended October 31, 2015. The Company may from time to time seek additional equity or debt financing as it feels is required to continue the growth of the Company.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada), Skkynet Inc (US) and NiC Corporation (Japan). All material intercompany balances and transactions have been eliminated.

Revenue recognition

The Company's revenue is recognized pursuant to ASC 605 "Revenue Recognition." The Company recognizes its revenue from services after the services have been performed. The Company sells software and support services to its clients. Revenue for the software sales and consulting services are recognized when the product and product code is given to the client. Support services revenue is deferred until the service is provided or the period in which that portion of the supports service passes and is then recognized in that time period. Consulting services are billed on completion of the service.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.

The critical accounting policies and account pronouncements are an integral part of the footnotes of the audited financial statements and should be reviewed as part of our discussion of the financial results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting.We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	52	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	41	March 2013	Director, President and Assistant Secretary
Mr. Paul Benford	49	March 2013	Director and COO
Mr. Lowell Holden	73		CFO and Treasurer
Mr. Norman Evans	61	August 2013	Independent Director
Mr. Kenneth W. Jennings	67	August 2013	Independent Director
Mr. John Adiletta	67	September 2014	Independent Director

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director except that Andrew S. Thomas and Paul E. Thomas are brothers.

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiaries, Cogent, Skkynet (Canada), Skkynet (USA) and NiC (Japan). Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiaries Cogent, Skkynet (Canada), Skkynet (USA) and NiC (Japan).

Committees of the Board of Directors

The Company has an audit committee comprising Norman Evans (Chair), Kenneth Jennings and John X Adiletta, each of whom is an "independent" director as determined under the rules of the Exchange Act and NASDAQ and a compensation committee comprising Kenneth Jennings (Chair), John X Adiletta and Norman Evans. The Company currently does not have a nominating committee.

Business Experience: The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

ANDREW S. THOMAS: Mr. Andrew S. Thomas has been the Chief Executive Officer and the Chairman of the Board of Director of Skkynet since November 1, 2011. From May 1995 to the present, Mr. Thomas has been the founder, President and CEO of Cogent Real-Time Systems, Inc. our wholly-owned subsidiary. Prior thereto from 1992-1995 Mr. Thomas was an independent process control consultant and systems integrator and software developer of real time data communications systems. Mr. Thomas received a Master of Applied Science in Engineering from the University of Waterloo in 1991 and a B.A. in Applied Science from the University of Waterloo in 1987. Mr. Andrew Thomas's qualifications to serve as a director of the Company consist of his experience in our products and services development and strategic planning, and his broad, fundamental understanding of the business drivers affecting the Company.

PAUL E. THOMAS: Mr. Paul E. Thomas has been the President and Assistant Secretary of Skkynet since November 26, 2011, and became a member of the Board of Directors on March 26, 2013. Mr. Paul Thomas has also been Vice President of Intellectual Property for Cogent since January 1, 2012. Mr. Paul Thomas is the brother of our CEO and Board Chairman, Andrew S. Thomas. From September 2008 to the present Mr. Thomas has been the founder and principal of a group of affiliated companies, LifeCycle IP Management, Inc. and LifeCycle Capital Partners, Inc. that are engaged in various IP related businesses including valuations, due diligence, transactions analysis and structuring, strategic partnering and filing and processing IP applications to regulatory authorities. Prior thereto, from January to September 2008, Mr. Thomas was Assistant General Counsel at Iovate Health Sciences at which he managed the global IP portfolio of more than 100 patent families of products. Prior thereto, Mr. Thomas from 2007 to 2008 Mr. Thomas was IP and Corporate Development Counsel at Cipher Pharmaceuticals, Ltd., and during the period between 2000-2007 Mr. Thomas practiced intellectual property law as an associate lawyer at three different law firms in Toronto Canada. Mr. Thomas is a registered patent agent with the U.S Patent and Trademark Office and a registered patent and trademark agent with the Canadian Patent Office. Mr. Thomas received his J.D. from the University of British Columbia in 2000. He also received a Master of Applied Science in Chemical Engineering from the University of British Columbia in 1998 and a B.A in Applied Science, Chemical Engineering from Queen's University, Kingston in 1995. Mr. Paul Thomas's qualifications to serve as a director of the Company consist of his experience in fund raising activities for developing companies, public and private, and proper planning for intellectual property development and protection of our products and services.

PAUL BENFORD: Mr. Paul Benford has been the Chief Operating Officer of Skkynet since November 1, 2011 and became a member of our Board of Directors on March 26, 2013. From 1995 to the present Mr. Benford has been the Business Manager of Cogent. Prior thereto, from 1992 through 1995 Mr. Benford was an independent process control consultant and an applications engineer. Mr. Benford received a Master of Applied Science in Mineral Process Engineering from the University of British Columbia in 1993, and a B.A. with honors from the Camborne School of Mines in Cornwall, United Kingdom in 1990. Mr. Paul Benford's qualifications to serve as a director of the Company consist of his experience in the fields of strategies of customer development and forms of communication with a variety of corporate constituencies in the industries within which we operate.

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March, 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO of Nascent Biotech (NBIO), and PTS, Inc (PTSH) Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

NORMAN EVANS: Mr. Norman Evans has been a director of the Company since August, 2013 and is also the Chief Financial Officer of Cipher Pharmaceuticals Inc., a Canadian publicly-listed pharmaceutical company. Mr. Evans is also a Chartered Accountant with over 25 years of business experience. Prior to his work at Cipher, from 1996 to 2006, Mr. Evans was Vice-President of Finance at MDS Pharma Services, a pharmaceutical services company, and prior thereto was a Partner at Ernst & Young Inc. Mr. Evans received a B.Sc. from Concordia University and received his Canadian Chartered Accountant designation in 1980. Mr. Evans' qualifications to serve as a director of Skkynet consist of his experience in conducting audits, corporate governance and financial reporting for public companies.

KENNETH JENNINGS: Mr. Kenneth Jennings has been a director if the Company since August 2013 and is also Vice President of Kinesis Identity Security System Inc., a software security company. Prior to his work at Kinesis, from 1991 to 2009, Mr. Jennings held senior roles including VP of Manufacturer Solutions & Consulting, VP of Marketing, and VP of Sales at ADP Dealer Services, a division of ADP Inc., the payroll outsourcing company. Mr. Jennings' qualifications to serve as a Director of Skkynet consist of over 30 years of experience in business development, strategy and in leading business-to-business software sales and marketing teams.

JOHN X. ADILETTA: Mr. Adiletta has been a director of the Company since September 2014. Since 2004, Mr. Adiletta is been President and Chief Executive Officer of EMR Technology Solutions, Inc., a U.S. based holding company that acquires medical technology related products and services. As managing partner of PCS Management Group since its founding in 1993, Mr. Adiletta has hands on experience in mergers and acquisitions as they pertain to medical and security products and services, telecommunications providers, data carriers, and related suppliers. He has also served on boards of directors for technology companies in various capacities including the audit committee and corporate governance committee.

CONFLICTS OF INTEREST

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiary Cogent. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Independence

As currently constituted and applying the rules of NASDAQ Norman Evans, Kenneth Jennings and John Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2015, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	One Form 4 was filed late after the conversion of accrued compensation to options
Paul E. Thomas	Officer, Director	One Form 4 was filed late after the conversion of accrued compensation to options
Paul Benford	Officer, Director	One Form 4 was filed late after the conversion of accrued compensation to options
Lowell Holden	Officer	One Form 4 was filed late after the conversion of accrued compensation to stock
Norman Evans	Director	One Form 4 was filed late after the conversion of accrued compensation to options
Kenneth Jennings	Director	One Form 4 was filed late after the conversion of accrued compensation to options
John X Adiletta	Director	One Form 3 was filed late after the conversion of accrued compensation to stock
Michael Thomas	Advisor	yes

 ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2015 the Company paid its officers and directors an aggregate of $198,882 plus has an aggregate accrued salaries and consulting fees of $241,926. In addition, in 2015, the Company's officers and directors contributed $481,166 to capital for an aggregate of 81,100 shares of common stock and 377,200 options.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)(8)	Bonus ($)	Other annual compensation($)	Restricted stock award (s)($)	Securities underlying options/ SARs(#)	LTIP payouts ($)	All other compensation ($) (1)	Total Compensation
Andrew S. Thomas, (1,2,5) Chief Executive Officer	2015 2014 2013	115,619 125,083 134,246	- - -	- - -	- - -	- - -	- - -	- - -	115,619 125,083 134,246

Paul Benford, (1,2) Chief Operating Officer	2015 2014 2013	115,619 125,083 134,246	- - -	- - -	- - -	- - -	- - -	- - -	115,619 125,083 134,246

Lowell Holden, (3) Chief Financial Officer	2015 2014 2013	48,000 48,000 48,000	- - -	- - -	- - -	- - -	- - -	- - -	48,000 48,000 48,000

Paul E. Thomas, (4) President	2015 2014 2013	115,619 125,083 134,246	- - -	- - -	- - -	- - -	- - -	- - -	115,619 125,083 134,246

Xavier Mesrobin, Vice President Sales	2015 2014 2013	115,378 - -	- - -	- - -	- - -	- - -	- - -	- - -	115,378 - -

Norman Evans, Director (6)	2015 2014 2013	- - -	- - -	30,000 2,500 -	- - -	- - -	- - -	- - -	30,000 2,500 -

Kenneth Jennings, Director (6)	2015 2014 2013	- - -	- - -	30,000 2,500 -	- - -	- - -	- - -	- - -	30,000 2,500 -

John X Adiletta, Director (6)	2015 2014 2013	- - -	- - -	30,000 2,500 -	- - -	- - -	- - -	- - -	30,000 2,500 -
_________________

(1)

Mr. Andrew S. Thomas and Mr. Benford received salary paid by Cogent Real-Time Systems Inc. of $34,686 and $69,371 respectively. Mr. Andrew S. Thomas and Mr. Benford accrued salaries of $80,933 and $46,248 during the year ended October 31, 2015, respectively.

27

(2)

Mr. Andrew S. Thomas and Mr. Benford had accrued salaries totaling $151,453 and $89,806, respectively which was not paid but was contributed to capital at the end of the year for 144,200 and 85,500 options, respectively.

(3)

Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $28,800 for serving as an officer and accrued $19,200 during the year for total accrued salary of $52,600 which was not paid. As of October 31, 2015, $50,600 of the accrued compensation was contributed to capital for 50,100 of the Company's common stock.

(4)

Mr. Paul E. Thomas received $115,619 for consulting services through LifeCycle IP Management Inc., which he owns, of which $69,371 was paid and $46,248 was accrued. As of October 31, 2015 the accrued salary of $89,806 was contributed to capital for 85,500 options.

(5)

Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $34,686 during fiscal year 2015 for services as a Japanese business manager and translator. Ms. Thomas also disbursed $15,881 of her salary that was accrued in 2014 by the Company.

(6)

Directors fees of $90,000 for the three outside directors was accrued and not paid. As of October 31, 2015 the three directors contributed the accurals to capital for 31,000 shares of the Company's common stock for Mr. Adiletta and 31,000 options each for Mr. Evans and Mr. Jennings.

(7)	Mr. Mesrobin was paid $91,280 in salary and accrued $24,098 in commissions

(8)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

Employment Agreements

We and our subsidiary Cogent have employment agreements with all of our executive officers. The terms and conditions of each such agreement are described below.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the "Agreement") with our CEO, Andrew S. Thomas commencing January 1, 2012. Mr. Thomas will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Thomas is to receive an annual base salary of CDN$140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Thomas's performance. While employed with the Company, the Agreement allows Mr. Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the "Agreement") with our COO, Paul Benford commencing January 1, 2012. Mr. Benford will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Benford is to receive an annual base salary of CDN $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Benford is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Benford's performance. While employed with the Company, the Agreement allows Mr. Benford to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Benford to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the "Agreement") with its Vice President of Intellectual Property, Paul E. Thomas commencing January 1, 2012. Mr. Paul Thomas will also serve as President for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Paul Thomas is to receive an annual base salary of CDN $140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Paul Thomas's performance. While employed with the Company, the Agreement allows Mr. Paul Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Paul Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective April 16, 2012, the Company entered into an Employment Agreement (the "Agreement") with our Chief Financial Officer, Lowell T. Holden commencing April 16, 2012. The Agreement is for an eight-month term commencing on April 16, 2012 and provides for automatic renewal of successive quarterly terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Holden is to receive an annual base salary of $48,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Holden is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Holden's performance. While employed with the Company, the Agreement allows Mr. Holden to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Holden to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Directors each receive $2,500 per month in fees that had been accrued but not paid and are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 6, 2016 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after October 31, 2015 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.65	264,000

Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.83	199,000

Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.31	175,000

Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	55,100	(2)	0.1	89,000

Norman Evans 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	60,000		0.11	55,000

Kenneth Jennings 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	55,000

John X Adiletta 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	31,000		0.06	20,500

All directors and officers as a group	35,269,100		69.32	957,500

______________

(1)	Denotes officer or director.

(2)	Mr. Holden holds 50,100 of his shares directly and 5,000 indirectly through a related party.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

We have adopted a 2012 Stock Option Plan (the "2012 Plan") under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of January 31, 2016 is 6,282,700 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 6,292,700 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $1.40 per share.

The following table sets forth the option holder as of January 29, 2016:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	344,200
Paul Benford	Officer and Director	275,500
Paul Thomas	Officer and Director	275,500
Lowell Holden	Officer	165,000
Xavier Mosrobian	Officer	1,000,000
Ken Jennings	Director	81,000
Norm Evans	Director	81,000
John X Adiletta	Director	52,500
Employees and consultant as a group		3,988,000
Total		6,282,700

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	-	3,717,300
Equity compensation plans not approved by security holders	-	-	3,717,300
Total	10,000,000	-

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Sakura Software, a corporation owned by our CEO and Chairman of the Board of Directors, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, ("Real Innovations") a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real time data transmission and display technology (the "IP") to Real Innovations under an assignment of intellectual property agreement (the "Assignment Agreement"). In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

Real Innovations, in turn, entered into a master intellectual property license agreement (the "License Agreement") with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time.

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $34,686 and $69,371 as salary, respectively, for the fiscal year ended October 31, 2015 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $80,933 (Mr. Thomas) and $46,248 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $34,686 as salary for the fiscal year ended October 31, 2015 for services as a Japanese business manager and translator. As of October 31, 2015 each contributed their accrued salary $90,933 (Mr. Thomas) and $46,248 (Mr. Benford) to capital for 144,200 and 85,500 options, respectively.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $28,800 during the year ending October 31, 2015 and accrued $ 19,200 in consulting fees in the Company. As of October 31, 2015 Mr. Holden contributed $52,600 to capital for 50,100 shares of Common stock.

Mr. Paul E. Thomas, the President of the Company was paid $69,686 for services for the fiscal year ended October 31, 2015, and accrued $46,248 in salary in the subsidiary. As of October 31, 2015 Mr. Thomas contributed $89,806 of accrued salary to capital for 85,500 options.

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

On July 30, 2015 the notes and accrued interest were converted to 193,661Series B convertible preferred shares for the outstanding principal and interest as of July 30, 2015.

	Note Balance	Interest	Total	Shares issued
Andrew Thomas	$54,838	$5,403	$60,241	60,241
Paul Benford	$85,842	$8,761	$94,603	94,603
Shizuka Thomas	$35,197	$3,620	$38,817	38,817
Total	$175,887	$17,784	$193,661	193,661

On October 31, 2015 the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2015 in exchange for shares of common stock and options. The $481,165 of accrued compensation was exchanged for 377,200 options granted with a value of $396,065 and 81,100 shares of common stock was exchanged for $85,100 of accrued compensation.

	Accrued Compensation	Options Issued for Accrued Compensation	Common Stock Issued for Accrued Compensation
Andrew Thomas	$151,453	144,200	-
Paul Benford	$89,806	85,500	-
Paul Thomas	$89,806	85,500	-
Lowell Holden	$52,600	-	50,100
All three directors	$97,500	62,000	31,000
Total	$481,165	377,200	81,100

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP Certified Public Accountants.

	2015	2014
Audit fees	$35,000	$20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. Services provided by the audit firm are reviewed and approved by the audit committee prior to engagement of the audit firm.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2015 and 2014.

(b)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files*
_____________

*	Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 16, 2016.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2016.

Signature	Title

/s/ Andrew Thomas	Chairman, Chief Executive Officer
Andrew Thomas	(Principal Executive Officer) and Director

/s/ Paul Thomas	Director, President
Paul Thomas

/s/ Paul Benford	Director and COO
Paul Benford

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Treasurer

/s/ Norma Evans	Director
Norma Evans

/s/ Kenneth Jennings	Director
Kenneth Jennings

/s/ John X Adiletta	Director
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skkynet Cloud Systems, Inc.

2233 Argentia Road Suite 306

Mississauga, ON Canada

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the "Company") as of October 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Skkynet Cloud Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skkynet Cloud Systems, Inc. and its subsidiaries as of October 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP

Houston, Texas

www.malonebailey.com

February 16, 2016

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$469,994	$977,688
Accounts receivable	168,488	86,564
Inventory	11,078	-
Total current assets	649,560	1,064,252

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $68,941 and $67,247	1,762	3,456
Other assets	9,095	-
Intangible Assets, net	-	2,248
Total assets	$660,417	$1,069,956

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$93,460	$58,104
Accounts Payable related parties	-	6,911
Accrued liability - related parties	24,098	241,926
Deferred Income	77,864	44,845
Notes payable to related party	-	153,580
Total current liabilities	195,422	505,366

Total liabilities	195,422	505,366

Stockholders' equity(deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and Outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized,193,661 issued and zero outstanding, respectively	193,661	-
Common stock, $0.001 par value, 70,000,000 authorized, 50,876,600 and 50,642,500 issued and outstanding, respectively	50,877	50,643
Additional paid-in capital	3,314,187	2,206,424
Accumulated Other Comprehensive Income (loss)	(77,925)	10,846
Accumulated deficit	(3,015,810)	(1,703,328)
Total stockholders' equity (deficit)	464,995	564,590

Total liabilities and stockholders' equity	$660,417	$1,069,956

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2015	2014
Revenue	$1,221,598	$916,869
Cost of goods sold	31,903	2,578
Gross profit	1,189,695	914,291

Operating expenses:
General and administrative expense	2,574,372	2,007,265
Impairment of customer list	30,987	-
Depreciation	38,978	1,628
Income (loss) from operations	(1,454,642)	(1,094,602)

Other income (expenses):
Other income	1,338	46
Interest expense	13	(15,437)
Currency exchange	63,042	-
Gain on debt forgiveness	-	11,982
Total other income (expense)	64,393	(3,409)

Net (loss) before taxes	(1,390,249)	(1,098,011)

Corporate tax refund	77,767	38,748

Net (loss)	$(1,312,482)	$(1,059,263)

Foreign currency translation adjustments	(88,771)	(1,757)

Comprehensive (loss)	(1,401,253)	(1,061,020)

Net (loss) per share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding	50,787,549	49,909,053

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED October 31, 2015 AND 2014

										Total
					Series B Preferred		Additional			Stockholders'
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Retained	Currency	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Translation	(Deficit)

Balance October 31, 2013	49,334,000	49,334	5,000	5	-	-	555,773	(644,065)	12,603	(26,350)

Common stock issued for cash	1,308,500	1,309	-	-	-	-	1,246,791	-	-	1,248,100
Stock option expense	-	-	-	--	-	-	403,860	-	-	403,860
Change due to currency translation	-	-	-	-	-	-	-	-	(1,757)	(1,757)
Net loss	-	-	-	-	-	-	-	(1,059,263)	-	(1,059,263)

Balance October 31, 2014	50,642,500	$50,643	5,000	$5	-	-	$2,206,424	$(1,703,328)	$10,846	$564,590

Common stock issued for cash	78,000	78	-	-	-	-	99,922	-	-	100,000
Common stock issued for acquisition	50,000	50	-	-	-	-	74,450	-	-	74,500
Common stock issued for service	25,000	25	-	-	-	-	37,225	-	-	37,250
Common stock issued for accrued compensation to related parties	81,100	81	-	-	-	-	85,019	-	-	85,100
Series B convertible preferred shares issued for notes payable to related parties	-	-	-	-	193,661	193,661	-	-	-	193,661
Options issued for accrued compensation	-	-	-	-	-	-	395,961	-	-	395,961
Stock option expense	-	-	-	-	-	-	415,186	-	-	415,186
Change due to currency translation	-	-	-	-	-	-	-	-	(88,771)	(88,771)

Net loss	-	-	-	-	-	-	-	(1,312,482)	-	(1,312,482)

Balance October 31, 2015	50,876,600	$50,877	5,000	$5	193,661	$193,661	$3,314,187	$(3,015,810)	$(77,925)	$464,995

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,312,482)	$(1,059,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	38,978	1,628
Impairment of customer list	30,987	-
Option based compensation	415,186	403,690
Stock based compensation	37,250	-
Gain on forgiveness of debt	-	(11,982)
Changes in operating assets and liabilities:
Accounts receivable	(64,664)	2,242
Inventory	(4,610)	-
Other assets	759	-
Accounts payable and accrued expense	315,548	35,519
Accrued liability-related party	-	52,533
Deferred revenue	39,330	(14,467)
Net cash used in operating activities	(503,718)	(589,930)

Cash flows from investing activities:
Cash paid for acquisition of fixed assets	-	(2,020)
Cash received, net of cash paid for Nic Corporation	(1,118)	-
Net cash used in investing activities	(1,118)	(2,020)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	1,248,100
Payments on debt- related parties	-	(31,209)
Net cash provided by financing activities	100,000	1,216,891

Effects of foreign currency translation	(102,857)	(12,668)

Net increase (decrease) in cash	(507,694)	612,273
Cash – beginning of year	977,688	365,415
Cash – end of year	$469,994	$977,688

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$21,161
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued compensation to capital-related parties	$481,061	$-
Asset acquisition in acquisition through common stock	$74,500	$-
Preferred series B shares issued for debt- related parties	$193,661	$-

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet Cloud Systems, Inc. (Skkynet), a Nevada Corporation headquartered in Toronto, Canada was formed on August 31, 2011. Skkynet operates it business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (Cogent)(Canada), Skkynet Corp (Canada), Skkynet, Inc. (USA) and Nic Corporation (NiC) (Japan).Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization. At the acquisition closing, Cogent's business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada), Skkynet Inc (US) and NiC Corporation (Japan). All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company enters into sales that can include various combinations of software licenses, embedded hardware and services. Where certain elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value ("VSOE"), (ii) third-party evidence, and (iii) best estimate of selling price ("ESP"). Generally, VSOE is the price charged when the deliverable is sold separately. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable."

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years' experience and management's estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2015 and October 31, 2014, respectively.

Inventory

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.

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

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830-30, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Income Taxes

Income taxes are provided in accordance with Accounting Standards Codification ("ASC"), Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income taxes for subsidiaries Cogent Real-Time Systems and Nic Corporation are subject to the tax statutes in the their country of domicile which are Canada and Japan.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company's common stock for common share issuances.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2015 and 2014:

	2015	2014
Property and equipment	$70,703	$70,703
Less: accumulation depreciation	68,941	67,247
Net property and equipment	1,762	3,456

Depreciation expense totaled $1,621 and $1,628 for the years ended October 31, 2015 and 2014 respectively.

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

The Company's deferred tax assets for the U.S. parent company consisted of the following as of October 31, 2015 and 2014:

	2015	2014
Income/(Loss) Before Income Taxes	$(813,802)	$(805,623)

Income Tax Recovery/Expense	(284,831)	(281,968)
Use of PY NOL
Valuation Allowance	284,831	281,968
	$-	$-

Net Operating Losses	$437,360	$752,549
Tax Rate	35%	35%

Deferred Tax Assets	153,076	263,392
Valuation Allowance	(153,076)	(263,392)
Net Deferred Tax Assets	$-	$-

The Parent Company had a net loss of $813,802, and $805,623 for the years ended October 31, 2015 and 2014, respectively. As of October 31, 2015, the Company had a net operating loss carry forward of $1,332,367 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2015 and 2014 is as follows:

	2015	2014
U.S. federal statutory rate	35%	35%
Net operating loss	(35)%	(35)%
Effective tax rate	-%	-%

The Company's deferred tax assets for the Canadian subsidiary company consisted of the following as of October 31, 2015 and 2014:

	2015	2014
Income/(Loss) Before Income Taxes	$(471,494)	$(385,637)

Income Tax Recovery/Expense	(94,299)	(77,127)
Valuation Allowance	94,299	77,127
	-	-

Net Operating Losses	$795,928	$429,075
Tax Rate	20%	20%

Deferred Tax Assets	159,186	85,815
Valuation Allowance	(159,186)	(85,815)
Net Deferred Tax Assets	-	-

The Canadian Company had a net loss of $471,494 and $385,637 for the years ended October 31, 2015 and 2014, respectively. As of October 31, 2015, the Company had a net operating loss carry forward of $1,474,908 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2015 and 2014 is as follows:

	2015	2014
Canadian federal statutory rate	20%	20%
Net operating loss	(20)%	(20)%
Effective tax rate	-%	-%

The Company's deferred tax assets for the Japanese subsidiary company consisted of the following as of October 31, 2015:

2015
Income/(Loss) Before Income Taxes	$(27,186)

Income Tax Recovery/Expense	(10,333)
Valuation Allowance	10,333
-

Net Operating Losses	$10,333
Tax Rate	38.01%

Deferred Tax Assets	10,333
Valuation Allowance	(10,333)
Net Deferred Tax Assets	-

The Japanese Company had a net loss of $27,186 for the year ended October 31, 2015. As the Company was acquired on November 1, 2014, the loss carry forward may be subject to a change in control calculation.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2015 is as follows:

2015
Japanese federal statutory rate	38.01%
Net operating loss	(38.01)%
Effective tax rate	-%

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

On November 10, 2015 the Company issued 25,000 shares of common stock at $1.50 per share with a value of $37,250 for services.

On December 4, 2015 the Company sold 78,000 shares of common stock a $1.282 per share to a related party for $100,000 in cash.

On October 31, 2015 the Company issued 81,100 shares of common stock at $1.05 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $85,100.

On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. The Company reviewed the instruments and determined they did not qualify as a derivative liability under ASC 815 and thus did not calculate a fair value as time of issuance.

NOTE 6 – CONTRIBUTION TO CAPITAL

On October 31, 2015 the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2015 in exchange for shares of common stock and options. The $481,165 of accrued compensation was exchanged for 377,200 options granted with a value of $396,065 and 81,100 shares of common stock was exchanged for $85,100 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$151,453	144,200	-
Paul Benford	$89,806	85,500	-
Paul Thomas	$89,806	85,500	-
Lowell Holden	$52,600	-	50,100
All three directors	$97,500	62,000	31,000
Total	$481,165	377,200	81,100

NOTE 7 – OPTIONS

The Company under its 2012 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company's common stock.

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

On October 6, 2014, the Company issued 50,000 options to 1 director with exercise price of $1.49. 20% of the option will vest immediately, the additional 20% to vest on October 6 of each successive year. Computed volatility of 280.48% and a discount rate of 2.43 were used in calculating the fair value of the option of $74,499.

On January 19, 2015, the Company issued 106,000 options to 4 employees with exercise price of $1.32. 20% of the option will vest immediately, the additional 20% to vest on January 19 of each successive year. Computed volatility of 130.49% and a discount rate of 2.42 were used in calculating the fair value of the option of $160,575.

On February 10, 2015, the Company issued 10,000 options to one consultant with exercise price of $1.30. 20% of the option will vest immediately, the additional 20% to vest on February 10 of each successive year. Computed volatility of 131% and a discount rate of 1.53 were used in calculating the fair value of the option of $12,539.

On October 31, 2015, the Company issued 377,200 options to three officers and two directors with exercise price of $0.01 for accrued compensation. The options vested upon issuance.

On October 31, 2015, the Company issued 5,000 options to two directors with exercise price of $1.02. 20% of the option will vest immediately, the additional 20% to vest on October 31of each successive year. Computed volatility of 115.77% and a discount rate of 1.53 were used in calculating the fair value of the option of $4,928.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense above is $2,131,213. As of October 31, 2015 the Company expensed $415,186 for the year ended October 31, 2015 and $403,860 was expensed for the same period in 2014. The unrecognized future balance to be expensed over the term of the options is $1,716,027.

The following sets forth the options granted and outstanding as of October 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2015	3,055,000	0.11	8.1	1,221,000	1,372,500
Granted	2,215,000	1.07	9.51	997,000
Exercised
Outstanding at Year Ended October 31, 2014	5,270,000	0.51	8.69	2,218,000	5,164,900
Granted	498,200	.36	9.51	99,600	-
Exercised	-	-	-	-	-
Outstanding at Year Ended October 31, 2015	5,768,200	.50	7.88	2,317,600	3,209,363

The number of options becoming exercisable during the year ended October 31, 2015 was 1,679,600 with a total number exercisable as of October 31, 2015 of 3,897,600.

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

	Note Balance	Interest	Total	Shares issued
Andrew Thomas	$54,838	$5,403	$60,241	60,241
Paul Benford	$85,842	$8,761	$94,603	94,603
Shizuka Thomas	$35,197	$3,620	$38,817	38,817
Total	$175,877	$17,784	$193,661	193,661

On October 31, 2015 the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2015 in exchange for shares of common stock and options. The $481,165 of accrued compensation was exchanged for 377,200 options granted with a value of $396,065 and 81,100 shares of common stock was exchanged for $85,100 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$151,453	144,200	-
Paul Benford	$89,806	85,500	-
Paul Thomas	$89,806	85,500	-
Lowell Holden	$52,600	-	50,100
All three directors	$97,500	62,000	31,000
Total	$481,165	377,200	81,100

As of October 31, 2015 and 2014 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2015	2014
Accrued salaries	-	201,026
Accrued commissions	24,098	-
Accrued interest	-	6,911
Consulting fees	-	33,400
Director fees	-	7,500
Total accrued liabilities	$24,098	$248,837

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end user customers through resellers and directly. Two resellers accounted for 44% of sales in 2015 and 48% of sales in 2014. The Company maintains all the information on their end user customers and should a reseller discontinue operations, the Company can sell directly to the end user. In the last three years, none of the end user customers, with one exception, was responsible for more than 10% of our revenues, and twenty eight (28) end user customers account for approximately 50% of our gross revenues.

NOTE 10 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of October 31, 2015 and 2014 the Company had deferred revenue of $77,864 and $44,845, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road/ Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2015 through July, 2017. Under the terms of the lease the gross monthly rental cost including common area charges is $6,700 per month. The lease terminates on July, 31, 2017. The yearly rental obligations under the lease agreement are as follows:

2016	$70,567
2017	$61,538
2018	$0
2019	$0
2020	$0
Thereafter	$0
Total	$132,105

NOTE 12 – DEBT FORGIVENESS

During the year ended October 31, 2014 the Company settled accounts payable with two vendors resulting in gain on the difference between the debt accrued and amount paid of $11,982. This amount was recorded as a gain on forgiveness of debt.

NOTE 13 – ACQUISITION

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

The Company estimates the useful life to the customer list to be three years and thus it was being amortized over a three year period. Upon review of the customer list the Company elected to impair the asset. The allocation result in an impairment cost of $30,987 and the balance $31,298 being amortized. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company has finalized its purchase price allocation as follows:

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

As of October 31, 2104	Twelve Months Period
Revenue	$1,389,752
Operating expense	$2,390,455
Other income(expense)	$7,512
Net income	$(993,191)

As of October 31, 2015 the Company amortized and impaired the customer list, allocating $37,297 to amortization and $30,987 to impairment of the asset reducing the value of the customer list to zero.

NOTE 14 – SUBSEQUENT EVENTS

On January 6, 2016 the Company issued 509,500 options with a conversion price of $1.02 per share to 14 officers, directors, employees and consultants of the Company

On December 8, 2015 the Company entered into a settlement agreement with a vendor over a disputed claim by the vendor for contracted services that were not completed. The vendor had filed a suit in Marion County Superior court in Indiana, case # 49D13-1409-CC-030084. The Company was not adequately served by the vendor (plaintiff) and thus never responded to the filing.

Under the terms of the agreement the Company agreed to settle the suit by paying $20,000 in four monthly installments commencing November 10, 2015 with final payment on February 10, 2016. The company has met this obligation and paid $20,000 to the vendor with the final payment made on February 8, 2016.

