Form 10-Q
period 2016-01-31
Skkynet Cloud Systems, Inc.
filed 2016-03-16
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As March 16, 2016 there were 50,876,000 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company's ability to obtain necessary capital, the Company's ability to meet anticipated development timelines, the Company's ability to protect its proprietary technology and knowhow;, the Company's ability to establish a global market, the Company's ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2016	October 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$400,277	$469,994
Accounts receivable	135,409	168,488
Inventory	11,038	11,078
Prepaid	1,304	--
Total current assets	548,028	649,560

Property and equipment, net of accumulated depreciation of $74,852 and $70,484 respectively	1,952	1,762
Other assets	9,106	9,095
Total Assets	$559,086	$660,417

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$73,431	$93,460
Accrued liabilities – related party	96,126	24,098
Deferred revenue	73,626	77,864
Total current liabilities	243,183	195,422

Total liabilities	243,183	195,422

Stockholders' Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized,193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,876,600 and 50,876,600 shares issued and outstanding, respectively	50,877	50,877
Additional paid-in capital	3,540,342	3,314,187
Accumulative other comprehensive income (loss)	(83,978)	(77,925)
Accumulated deficit	(3,385,004)	(3,015,810)
Total shareholders' equity	315,903	464,995
Total Liabilities and Stockholders' Equity	$559,086	$660,417

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,
	2016	2015

Revenue	$275,944	$231,864
Direct material costs	12,315	2,687
Gross profit	263,629	229,177

Operating Expenses:
General & administrative	632,588	762,389
Depreciation and amortization	240	5,617
Loss from operations	(369,199)	(538,825)

Other Income (Expenses):
Other income	5	--
Other expense		(4)
Interest expense		(2,008)
Total other income (expenses)	5	(2,012)

Net loss	$(369,194)	$(540,837)

Foreign currency translation adjustment	(6,053)	36,479

Comprehensive (loss)	$(375,247)	$(504,358)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	50,795,500	50,763,610

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,194)	$(540,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	240	5,617
Option based compensation	226,155	125,826
Stock based compensation		--
Changes in operating assets and liabilities:
Accounts receivable	33,079	20,865
Accounts payable and accrued expenses	(20,029)	(2,971)
Inventory	40	533
Accrued liabilities – related parties	72,028	47,818
Prepaid	(1,315)	--
Deferred Income	(4,238)	12,454
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(63,234)	(294,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	--	(1,118)
NET CASH USED IN INVESTING ACTIVITIES	--	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	100,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	--	100,000

Effect of exchange rate changes on cash	(6,483)	(21,554)

Net increase (decrease) in cash	(69,717)	(217,289)

Cash, beginning of period	469,994	977,688
Cash, end of period	$400,277	$760,399

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

Non-Monetary Transactions
Assets acquired in acquisition through stock issuance	$--	$74,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. ("Skkynet" or "the Company") is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. ("Cogent"), Skkynet Corp. (Canada), Skkynet, Inc. (USA) and Nic Corporation ("NiC") (Japan). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

On November 1, 2014, the Company acquired Nic as a wholly owned subsidiary. On February 1, 2015 the Company formed a wholly owned US subsidiary Skkynet, Inc., and a wholly owned Canadian subsidiary Skkynet Corp.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's October 31, 2015 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2015 as reported on Form 10-K, have been omitted.

Inventory

Inventories are stated at the lower of cost of market using the first-in; first-out (FIFO) cost method of accounting.

NOTE 2 – RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition the Company is accruing director compensation at the rate of $2,500 per director per month. As of January 31, 2016 the accrued liability for compensation was $96,126.

As of January 31, 2016 and October 31, 2015, the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2016	October 31, 2015
Accrued salaries	$37,553	$--
Director fees	$22,500	$--
Accrued Commissions	$31,273	$24,098
Consulting fees	$4,800	$--
Total accrued liabilities and accrued expense	$96,126	$24,098

NOTE 3 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues option to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company's common stock.

On January 6, 2016, the Company issued 504,500 options with a conversion price of $1.02 per share to 14 officers, directors, employees and consultants of the Company.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $3,058,475. During the period ended January 31, 2016, the Company expensed $226,155 or options. The unrecognized future balance to be expensed over the term of the options is $2,013,375.

The following sets forth the options granted and outstanding as of January 31, 2016:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2015	5,768,200	0.50	7.88	2,317,600	3,209,363
Granted	504,500	1.02	9.51	201,800	--
Exercised		--	--	--	--
Outstanding at January 31, 2016	6,272,700	0.56	8.01	2,519,400	3,036,317

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2014 through July 31, 2017. Under the terms of the lease, the gross monthly rental cost including common area charges is $6,700 per month. The lease terminates on July, 31, 2017. The yearly rental obligations under the lease agreement are as follows:

2016	$52,925
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$114,463

NOTE 5 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of January 31, 2016, the Company had deferred revenue of $73,626.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Skkynet's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in Skkynet's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

RESULTS OF OPERATIONS

For the three month periods ending January 31, 2016, revenues were $275,955 compared to $231,864 for the same period in 2015. Revenue increased for the three months period ending January 31, 2016 over the three months period ended January 31, 2015, confirmed higher sales to customers during 2016.

General and administrative expense decreased to $632,588 for the three months ended January 31, 2016 from $762,389 for the same periods in 2015. The decrease in general and administrative expenses for the three months ended January 31, 2016, even with the options expensed of $226,155 compared to $125,826 in 2015, resulted from decreased consulting and lower other G&A expenses in 2016 versus 2015.

For the three month period ending January 31, 2016, the Company posted an operating loss of $369,199 compared to an operating loss of $538,825 for the same period in 2015. The decrease in operating loss is attributable to decreased expenses in consulting, salaries, and office expenses, plus higher revenue for the same period in 2016 over 2015.

Other income and expenses for the three month period ending January 31, 2016, was other income of $5 compared to other expense of $2,012 for the same period in 2015.

A net loss of $369,194, as recorded for the three months ending January 31, 2016, compared to a net loss of $540,837 for the same period in 2015. The lower loss can be attributed to increased revenue and lower marketing and general and administrative expenses in 2016 compared to 2015.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2016, Skkynet had current assets of $548,028 and current liabilities of $243,183, resulting in working capital of $304,845. Accumulated deficit, as of January 31, 2016, was $3,385,004 with total shareholders' equity of $315,903.

Net cash used in operations for the three months ending January 31, 2016, was $63,234 compared to net cash used of $294,617 for the same period in 2015. Net cash used in operations decreased primarily due to a decrease in the net loss of $171,643 and increase in option expense of $100,329 and an increase in accounts receivable of $12,214 in 2016 over 2015. These were offset by an accounts payable change of $17,058 and accrued liabilities to related parties increasing by $24,210, and deferred income of 16,692.

Cash used in investing activities in the three months period ended January 31, 2016 was zero and in 2015 was $1,118.

Net cash provided in financing activities, during the three months ended January 31, 2016, was zero compared to net cash provided of $100,000 for the same period in 2015. The difference was due to the sale of common stock of $100,000 in the three month period ended January 31, 2015 and none in the same period in 2016.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, Skkynet is not required to provide information required under this Item.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company's registered public accounting firm regarding the Company's internal control over financial reporting.

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

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet's risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION

None.

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

SKKYNET CLOUD SYSTEMS INC.

Date: March 16, 2016	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

