Form 10-Q
period 2016-04-30
Skkynet Cloud Systems, Inc.
filed 2016-06-06
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As June 6, 2016 there were 50,876,600 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2016	October 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$373,869	$469,994
Accounts receivable	141,467	168,488
Inventory	12,469	11,078
Prepaid	1,473	--
Total current assets	529,278	649,560

Property and equipment, net of accumulated depreciation of $74,852 and $70,484 respectively	1,918	1,762
Other assets	16,659	9,095
Total Assets	$547,855	$660,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$37,689	$93,460
Accrued liabilities – related party	184,732	24,098
Deferred revenue	134,865	77,864
Total current liabilities	357,286	195,422

Total liabilities	357,286	195,422

Stockholders' Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,876,600 and 50,876,600 shares issued and outstanding, respectively	50,877	50,877
Additional paid-in capital	3,662,604	3,314,187
Accumulative other comprehensive income (loss)	(29,887)	(77,925)
Accumulated deficit	(3,686,691)	(3,015,810)
Total shareholders' equity	190,569	464,995
Total Liabilities and Stockholders' Equity	$547,855	$660,417

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Revenue	$285,422	$309,886	$561,366	$541,750
Direct material costs	6,196	24,458	18,511	27,145

Operating Expenses:
General & administrative	580,683	583,601	1,213,271	1,345,986
Depreciation and amortization	240	5,609	480	11,226
Loss from operations	(301,697)	(303,782)	(670,896)	(842,607)

Other Income (Expenses):
Other income	10	172	15	168
Interest expense	--	(2,288)	--	(4,296)
Total other income (expenses)	10	(2,116)	15	(4,128)

Net loss	$(301,687)	$(305,898)	$(670,881)	$(846,735)

Foreign currency translation adjustment	54,091	(50,777)	48,038	(44,812)

Comprehensive (loss)	$(247,596)	$(356,675)	$(622,843)	$(891,547)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding (basic and diluted):	50,876,600	50,795,500	50,876,600	50,779,555

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(670,881)	$(846,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	480	11,226
Option based compensation	348,417	218,736
Stock based compensation	--	37,250
Changes in operating assets and liabilities:
Accounts receivable	27,021	(107,319)
Accounts payable and accrued expenses	(55,771)	(33,801)
Inventory	(1,391)	595
Accrued liabilities – related parties	160,634	139,251
Prepaid	(9,037)	(21,498)
Deferred Income	57,001	73,234
NET CASH (USED IN) OPERATING ACTIVITIES	(143,527)	(529,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received, net of cash paid for Nic	--	(1,118)
NET CASH (USED IN) INVESTING ACTIVITIES	--	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	--	100,000

Effect of exchange rate changes on cash	47,402	(53,891)

Net increase (decrease) in cash	(96,125)	(484,070)

Cash, beginning of period	469,994	977,688
Cash, end of period	$373,869	$493,618

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

Non-Monetary Transactions
Assets acquired in acquisition through stock issuance	$--	$74,500

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

Inventory

Inventories are stated at the lower of cost and market using the first-in; first-out (FIFO) cost method of accounting.

NOTE 2 – RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition the Company is accruing director compensation at the rate of $2,500 per director per month. As of April 30, 2016 the accrued liability for compensation was $184,732.

As of April 30, 2016 and October 31, 2015, the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2016	October 31, 2015
Accrued salaries	$83,765	$--
Director fees	$45,000	$--
Accrued Commissions	$46,367	$24,098
Consulting fees	$9,600	$--
Total accrued liabilities and accrued expense	$184,732	$24,098

NOTE 3 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues option to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company's common stock.

On January 6, 2016, the Company issued 509,500 options with a conversion price of $1.02 per share to 14 officers, directors, employees and consultants of the Company.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,459,889. During the six months period ended April 30, 2016, the Company expensed $348,417 for options. The unrecognized future balance to be expensed over the term of the options is $1,891,114.

The following sets forth the options granted and outstanding as of April 30, 2016:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2015	5,768,200	0.50	7.88	2,317,600	3,209,363
Granted	509,500	1.02	9.26	403,600	--
Exercised	--	--	--	--	--
Outstanding at April 30, 2016	6,277,700	0.56	7.76	2,721,200	2,910,863

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

2016	$35,203
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$96,741

NOTE 5 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of April 30, 2016, the Company had deferred revenue of $134,865.

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

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2016, revenues were $285,422 and $561,366 compared to $309,886 and $541,750 for the same periods in 2015. Revenue decreased for the three months period ending April 30, 2016 over the three months period ended April 30, 2015 but increased by 4% for the six months period in 2016 over 2015. The decrease in revenue for the three months period ending April 30, 2016 is attributed to an intentional change in NiC's operations, which is focusing less on custom hardware design work, and more on the sale and support of Skkynet's software and services. As a result of this change in focus, we are experiencing good progress in the relationships with our partners in Japan.

General and administrative expense was $580,683 and $1,213,271 for the three and six months ended April 30, 2016 compared to $583,601 and $1,345,986 for the same periods in 2015. The decrease in general and administrative expenses for the six months ended April 30, 2016, even with the options expensed of $348,417 compared to $218,736 in 2015, resulted from decreased consulting and lower other G&A expenses in 2016 versus 2015.

For the three and six month periods ending April 30, 2016, the Company posted an operating loss of $301,697 and $670,896 compared to an operating loss of $303,782 and $842,607 for the same periods in 2015. The decrease in operating loss during the six months periods is attributable to decreased expenses in consulting, salaries, and office expenses, plus higher revenue for the same period in 2016 over 2015.

Other income and expenses for the three months and six month periods ending April 30, 2016, was other income of $10 and $15 compared to other expense of $2,116 and $4,128 in the same periods in 2015.

Net loss of $301,687 and $670,881 was recorded for the three months and six months periods ending April 30, 2016, compared to a net loss of $305,898 and $846,735 for the same periods in 2015. The lower loss for the three months period in 2016 can be attributed to increased revenue and lower marketing and general and administrative expenses in 2016 compared to 2015. The lower loss for the six months period ended April 30, 2016 was attributable to higher revenue and lower expenses during that period over the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2016, Skkynet had current assets of $529,278 and current liabilities of $357,286, resulting in working capital of $171,992. Accumulated deficit, as of April 30, 2016, was $3,686,691 with total shareholders' equity of $190,569.

Net cash used in operations for the six months ending April 30, 2016, was $143,527 compared to net cash used of $529,061 for the same period in 2015. Net cash used in operations decreased primarily due to a decrease in the net loss of $175,854 and increase in option expense of $129,681 and a decrease in accounts receivable of $134,340 in 2016 over 2015 and accounts payable change of $21,900. This is offset by accrued liabilities to related parties increasing by $21,383, and deferred revenue of $57,001.

Cash used in investing activities in the six months period ended April 30, 2016 was zero and in 2015 was $1,118.

Net cash provided in financing activities, during the six months ended April 30, 2016, was zero compared to net cash provided of $100,000 for the same period in 2015. The difference was due to the sale of common stock of $100,000 in the six month period ended April 30, 2015 and none in the same period in 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company's registered public accounting firm regarding the Company's internal control over financial reporting.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 6, 2016	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

