Form 10-Q
period 2016-07-31
Skkynet Cloud Systems, Inc.
filed 2016-09-13
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

As September 13, 2016 there were 50,876,600 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow;, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2016	October 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$327,606	$469,994
Accounts receivable	231,951	168,488
Inventory	13,108	11,078
Prepaid	12,324	--
Total current assets	584,989	649,560

Property and equipment, net of accumulated depreciation of $80,707 and $70,484 respectively	1,595	1,762
Other assets	20,634	9,095
Total Assets	$607,218	$660,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$108,422	$93,460
Accrued liabilities – related party	260,370	24,098
Deferred revenue	101,710	77,864
Total current liabilities	470,502	195,422

Total liabilities	470,502	195,422

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized,193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,876,600 and 50,876,600 shares issued and outstanding, respectively	50,877	50,877
Additional paid-in capital	3,784,865	3,314,187
Accumulative other comprehensive income (loss)	(45,083)	(77,925)
Accumulated deficit	(3,847,609)	(3,015,810)
Total shareholders’ equity	136,716	464,995
Total Liabilities and Stockholders’ Equity	$607,218	$660,417

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Revenue	$365,045	$308,028	$926,411	$849,778
Direct material costs	3,313	528	21,824	26,617
Gross Profit	361,732	307,500	904,587	823,161

Operating Expenses:
General & administrative	556,649	523,634	1,769,920	1,869,620
Depreciation and amortization	264	5,609	744	16,835
Loss from operations	(195,181)	(221,743)	(866,077)	(1,063,294)

Other Income (Expenses):
Other income/(expense)	(9)	(8)	6	160
Interest expense	-	(2,113)	-	(6,409)
Total other income (expenses)	(9)	(2,121)	6	(6,249)

Net loss before taxes	(195,190)	(223,864)	(866,071)	(1,069,543)

Tax refund	34,272	-	34,272	78,026

Net loss	$(160,918)	$(223,864)	$(831,799)	$(991,517)

Preferred dividends	(2,905)	--	(8,715)	--

Net loss to common shareholders	(163,823)	(223,864)	(840,514)	(991,517)

Foreign currency translation adjustment	(15,196)	(59,543)	32,842	(104,355)

Comprehensive (loss)	$(179,019)	$(283,407)	$(807,672)	$(1,095,872)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding (basic and diluted):	50,876,600	50,795,500	50,876,600	50,784,831

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(831,799)	$(991,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	744	16,835
Option based compensation	470,678	314,111
Stock based compensation	-	37,250
Changes in operating assets and liabilities:
Increase in accounts receivable	(63,463)	(16,214)
Increase (decrease) in accounts payable and accrued expenses	14,962	(35,588)
Increase in inventory	(2,030)	(5,417)
Increase in accrued liabilities – related parties	236,272	178,298
Increase in prepaid and other assets	(23,863)	(21,509)
Increase in Deferred Income	23,846	43,239
NET CASH (USED IN) OPERATING ACTIVITIES	(174,653)	(480,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received, net of cash paid for Nic	--	(1,118)
NET CASH USED IN INVESTING ACTIVITIES	--	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	--	100,000

Effect of exchange rate changes on cash	32,265	(70,986)

Net increase (decrease) in cash	(142,388)	(452,616)

Cash, beginning of period	469,994	977,688
Cash, end of period	327,606	$525,072

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

Non-Monetary Transactions
Assets acquired in acquisition through stock issuance	$--	$74,500
Preferred series B shares issued for debt- related party	$--	$193,661

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet Corp. (Canada), Skkynet, Inc. (USA) and Nic Corporation (“NiC”) (Japan). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

On November 1, 2014, the Company acquired NiC as a wholly owned subsidiary. On February 1, 2015 the Company formed a wholly owned US subsidiary Skkynet, Inc., and a wholly owned Canadian subsidiary Skkynet Corp.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $8,715 in Series B dividends which increases the loss to common shareholders from $831,799 to $840,514 for the nine month period ended July 31, 2016.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2015 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2015 as reported on Form 10-K, have been omitted.

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of switch boxes the Company’s subsidiary NIC programs for resale.

NOTE 2 – RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition the Company is accruing director compensation at the rate of $2,500 per director per month. As of July 31, 2016 the accrued liability for compensation was $260,370.

As of July 31, 2016 and October 31, 2015, the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2016	October 31, 2015
Accrued salaries	$120,724	$--
Director fees	$67,500	$--
Accrued Commissions	$57,746	$24,098
Consulting fees	$14,400	$--
Total accrued liabilities and accrued expense	$260,370	$24,098

NOTE 3 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On January 6, 2016, the Company issued 509,500 options with an exercise price of $1.02 per share to 14 officers, directors, employees and consultants of the Company.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,459,889. During the nine months period ended July 31, 2016, the Company expensed $470,678 for options. The unrecognized future balance to be expensed over the term of the options is $1,768,852.

The following sets forth the options granted and outstanding as of July 31, 2016:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2015	5,768,200	0.50	7.63	3,361,400	3,209,363
Granted	509,500	1.02	9.01	829,100	--
Forfeited by termination of employment	(280,000)	--	--	--	--
Exercised	-	--	--	--	--
Outstanding at July 31, 2016	5,997,700	0.56	7.51	4,190,500	2,857,703

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

2016	$17,641
2017	$61,538
2018	$0
2029	$0
thereafter	$0
Total	$79,179

NOTE 5 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of July 31, 2016, the Company had deferred revenue of $101,710.

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”), and Nic Corporation (“NiC”). Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”. We will also expand the areas of business activity to which our products and services are applied.

The Company provides software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using this software, and when requested by a client, our web based assets, this gives clients and their customers (to the extent relevant) the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and nine month periods ending July 31, 2016, revenues were $365,045 and $926,411 compared to $308,028 and $849,778 for the same periods in 2015. Revenue increased for the three month period ending July 31, 2016 over the three month period ended July 31, 2015 by 19% and increased by 9% for the nine month period in 2016 over 2015. The increase in revenue for the three month period ended July 31, 2016 is attributed stronger marketing efforts by the Cogent division on an international basis with the base products of the Company

General and administrative expense was $556,649 and $1,769,920 for the three and nine month ended July 31, 2016 compared to $523,634 and $1,869,620 for the same periods in 2015. The decrease in general and administrative expenses for the nine month ended July 31, 2016, even with the options expensed of $470,678 compared to $314,111 in 2015, resulted from decreased consulting and lower other G&A expenses in 2016 versus 2015.

For the three and nine month periods ending July 31, 2016, the Company posted an operating loss of $195,181 and $866,077 compared to an operating loss of $221,743 and $1,063,294 for the same periods in 2015. The decrease in operating loss during the nine month period is attributable to decreased expenses in consulting, salaries, and office expenses, plus higher revenue for the same period in 2016 over 2015.

Other income and expenses for the three and nine month periods ending July 31, 2016, was other expense of $9 and other income of $6 compared to other expense of $2,121 and of $6,249 in the same periods in 2015. The Corporate tax refunds, which is a research and development refund against corporate tax received in the third quarter each year, was the significant factor in other income for the period.

Net loss of $160,918 and $831,799 was recorded for the three and nine month periods ending July 31, 2016, compared to a net loss of $223,864 and $991,517 for the same periods in 2015. The lower loss for the three month period in 2016 can be attributed to increased revenue and lower marketing and general and administrative expenses in 2016 compared to 2015. The lower loss for the nine month period ended July 31, 2016 was attributable to higher revenue and lower expenses during that period over the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2016, Skkynet had current assets of $584,989 and current liabilities of $470,502, resulting in working capital of $114,487. Accumulated deficit, as of July 31, 2016, was $3,847,609 with total shareholders’ equity of $136,716.

Net cash used in operations for the nine months ending July 31, 2016, was $174,653 compared to net cash used of $480,512 for the same period in 2015. Net cash used in operations decreased primarily due to a decrease in the net loss decrease of $159,718 and increase in option expense of $156,567 in 2016 over 2015 and accounts payable change of $50,550. This is offset by accrued liabilities to related parties increasing by $57,974, decrease in deferred revenue of $19,393 and a decrease in accounts receivable of $134,340.

Cash used in investing activities in the nine months period ended July 31, 2016 was zero and in 2015 was $1,118.

Net cash provided in financing activities, during the nine months ended July 31, 2016, was zero compared to net cash provided of $100,000 for the same period in 2015. The difference was due to the sale of common stock of $100,000 in the nine month period ended July 31, 2015 and none in the same period in 2016.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 13, 2016	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

