Form 10-K
period 2016-10-31
Skkynet Cloud Systems, Inc.
filed 2017-02-14
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number)

2233 Argentia Road, Suite 306, Mississauga, Ontario Canada L5N 2X7.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2016 was 15,617,500 with a market value of $15,617,500. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 13, 2017, was 50,931,200.

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

In a report dated December 2, 2014 International Data Corporation (“IDC”) predicted that worldwide Information and Telecommunications Technology (“IT”) spending would grow 3.8% year over year to over $3.8 trillion in 2015, with IoT being one of the most important innovation accelerators for growth and expansion of IT-based value in third-party platforms1. Gartner, Inc. (“Gartner”) issued a similar prediction for worldwide IT spending to grow 2.4% year over year to $3.8 trillion in 20152. IDC also forecasted in October, 2014 that public IT Cloud services spending will approach $127 billion in 20183. The same IDC research report states that over the next five years spending on public IT Cloud services will expand at a compound annual growth rate (CAGR) of 22.8 percent from over $56 billion in 2014, which is six times that of the IT industry as a whole. Moreover, IDC predicts that public IT cloud services will account for more than half of worldwide software, server, and storage spending growth. Gartner reports a similar growth trend in IT spending on public Cloud services, which is five times faster than growth in IT spending across all other categories4. In December, 2014, IDC released a report forecasting that worldwide SaaS enterprise applications will increase to $50.8 billion by 2018, from $22.6 billion in 2013, at a CAGR of 17.6% over this five-year period5. On November 10, 2014, Gartner forecasted that by 2018, much of what will drive digital business will only be viable in SaaS6.

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies7, and how it will transform the industrial workforce8. Of the nine new technologies, several fit within the scope of Skkynet’s core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration. Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time. We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives. Through NiC in Japan, we also provide custom hardware and firmware development for embedded systems. This capability allows us to connect industrial hardware directly to our SaaS Cloud-based service.

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

______________

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

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act also increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC”) reporting and disclosure rules. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things:

•	permitting EGCs to include only two years of audited financial statements in the registration statement filed under the Securities Act of 1933 (the “Securities Act”) for an IPO of common equity securities;

•	allowing EGCs to comply with the smaller reporting company version of Item 402 of Regulation S-K;

•	removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting;

•	removing the requirement to comply with the “say on pay” rules of the Securities Exchange Act of 1934 (the “Exchange Act”); and

•	the formation of certain committees and preparation of charters for such committees including compensation and nominating committees.

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

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred shares to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $916,000 in annual revenues from its operations for its fiscal year ended October 31, 2015 and $976,540 in annual revenues for the fiscal year ended October 31, 2016.

Our acquisition of NiC

In November 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Nic Corporation in Osaka, Japan from Mr. Akira Iwata, Mrs. Takako Nishikawa and Mr. Mitsuharu Sekiguchi in exchange for a total of one-hundred and ten thousand ($110,000.00) U.S. dollars and fifty thousand (50,000) restricted shares of our common stock, as a result of which NiC became our wholly-owned subsidiary. At the acquisition closing, NiC’s business consisted primarily of providing custom hardware and software development services to a variety of embedded industrial and office hardware and software products. NiC currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. NIC had approximately $239,180 in annual revenues from its operations for the fiscal year ended October 31, 2015 and $191,845 in annual revenues for the fiscal year ended October 31, 2016.

Our business

We are an industrial middleware vendor that has specialized in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high-speed redundancy facility and a web-based user interface providing desk-top quality graphics. We have patented and patent-pending technologies that address the data transmission problems of data rate, latency, redundancy, and security in Cloud based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet, as well as networking bidirectional real-time data directly from within Microsoft Excel™.

Our system can operate as a simple add-on to existing Supervisory Control and Data Acquisition (SCADA) systems or as the basis for new deployment. SCADA is a system that collects information from various sensors installed at a factory or other remote locations. All of the collected data is sent to a common or central computer for further processing and storage and is used to describe control processes in various industries such as water treatment, manufacturing processes, and environmental procedures.

Skkynet’s newly-released award-winning SkkyHub™ service is compatible with our existing DataHub® and Embedded Toolkit (ETK) software. Current customers of our DataHub® software can easily configure it to immediately take advantage of our Cloud services. Our DataHub® software includes applications for all of the following uses:

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

—

no changes to the hardware or software of an existing system. Our customers can decide what data to transmit, and how: one-way or bidirectional, where all configuration changes are in the customers’ control;

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

We sell to end user customers’ primarily through resellers. Three resellers accounted for 49% of sales in fiscal 2016 and 50% of sales in fiscal 2015. Contractually, we have all the information on their end users and if a reseller should go out of business, we can contact the end users directly and continue to sell to them. In the last two years, none of our end user customers, with one exception, is responsible for more than 10% of our revenues,. During our last two fiscal years ended October 31, 2015 and 2016 one end user customer accounted for 14% and 8%, of our gross revenues. Our customers have included many companies among the Fortune 500, and we have sold our products and services to approximately 280 such customers in fiscal 2016 and 209 in fiscal 2015.

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

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements. Our software is designed to be modular, such that the customer can choose from a variety of Product Packs and features to create the type of system that they require. There are currently twelve (12) different Product Packs such as DataHub® OPC Tunneller and DataHub® WebView. Each Product Pack is a selection of different functionalities chosen from a total of almost 20 different available features. The customer selects the set of features it requires for its particular application, with the software licensing price determined by that feature set.

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

Industrial automation systems require expertise to configure properly. Generally, the customer has in-house IT expertise regarding its particular process, but may have limited experience with our software or the details of communication integration. We offer consulting services to assist customers in configuring their systems and our software to smoothly integrate into their processes. We provide a limited amount of assistance at no charge as part of the sales cycle. Where the customer requires more involved assistance, we offer consulting services at market rates.

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

To ensure smooth implementation of our software in a customer’s environment we have organized approximately 50 different technical partners and resellers in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring and maintenance of our products within their customer base. These technical partners may be listed on our website. We continuously seek to recruit new technical partners. We have made recent progress on partnering with world-class hardware companies such as Renesas Electronics (world’s largest microcontroller vendor) and Red Lion Controls (a major industrial hardware vendor, and subsidiary of Spectris plc, a constituent of the FTSE 250 Index).

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

Our marketing

We have a variety of marketing activities. In 2013, we launched a new website at http://skkynet.com focused on general company information, updates, and press releases regarding the general operations of the business, and as an information portal for the SkkyHub™ service. We also maintain a complete library information section of blog articles, whitepapers, and industry news on implementing real-time data access over the Cloud.

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

Our revenue sources

Our revenue comes from the following sources:

•	Software licensing for industrial automation systems

•	Software licensing for OEM customers

•	Software licensing for financial trading systems

•	Software support program renewals

•	Legacy installation support

•	Custom integration and development

•	Monthly revenue from financial clients of Skkynet’s VINE™

•	SaaS revenue from industrial clients of SkkyHub™

More than 80% of our revenues are derived from software licensing for industrial automation systems; while financial trading, software support, custom development and legacy system support account for the remainder.

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits and contractors of which about half is for software development; office and general; sales, marketing, advertising and promotion. In future years, we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase as well as the expenses associated with maintaining and improving our Cloud-based site for our customers.

Our business plans

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our current lines of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based SaaS products. Third, is the application of our products and services to new business lines such as embedded products; where “edge-processing” is required (e.g. remote monitoring and control of assets over third party networks). We have had limited resources to apply to marketing and sales in these areas. We believe that this revenue can be improved through dedicated marketing and sales effort.

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

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we offer to deploy our software on private servers managed by the customer or local Cloud infrastructure providers. These “private Cloud” systems will require IT professionals to maintain them, and will further require the attention of experts knowledgeable in real-time data systems. We offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers. For this reason, we are currently working to partner with Cloud infrastructure providers in other countries where there is sensitivity over customer data remaining inside those countries. In 2015, one such partner launched a new private Cloud service, iBRESS™, in Japan, and in 2016 a MOU was signed with this partner to develop and launch a next-generation Cloud service localized to the Asian markets.

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

Currently, we have a growing customer based in this area, but it is too soon to foresee to what extent, if at all, this aspect of our potential business will develop. However, recently we garnered significant industry recognition for our technology and SkkyHub™ service by winning Nokia’s Open Innovation Challenge 2015 in Helsinki, Finland. We have also garnered recognition in academia, as exemplified by the 2016 IEEE publication titled “Cloud Communication for Remote Access Smart Grid Testbeds” by Mehmet H. Cintuglu and Osama A. Mohammed of Florida International University, which concluded that “cloud communication can be successfully implemented for actual smart grid power systems test beds.”

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

Our intellectual property

We have an exclusive license of all of our intellectual property from an affiliated corporation that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” As a result of this license we have three U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial No. 8,661,092, International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed pending in Europe, Japan, China, Canada, South Korea, Brazil, Australia and India.

The second patent family includes U.S. Patent Serial Nos. 9,100,424 and 9,288,272 directed towards system and methods for secure real-time cloud services. The system and methods provide a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bi-directionality. The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet. We have filed U.S. continuation and International Patent Application Serial No. PCT/IB2015/001765 for this patent application family, with National Phase applications to follow in early 2017.

A third patent family was recently filed for improved methods to network bidirectional real-time data directly from within Microsoft Excel.

As part of our license we have the exclusive right to use several registered trademarks including “DATAHUB”® which is registered in the United States and Canada. We have a registered trademark for “SKKYNET” in Canada. We also have pending trademark application for the “SKKYNET” mark in the United States. We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors. Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

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

There are also a number of large industrial automation vendors who offer SCADA systems to their clients. Examples include Siemens, ABB, Emerson Process Management, Rockwell Automation, Honeywell Process Solutions, GE Invensys and PTC. We view these companies and others performing similar services as potential competitors inasmuch as they have resources to link their SCADA functions to a Cloud based system; however, we are not currently aware that any vendor is doing so yet. Since these companies already have an installed base of SCADA customers whose systems can be easily connected to our software, these companies also represent an opportunity for joint sales or OEM licensing. A number of these companies are already our customers.

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

Employees

Currently, other than our five officers, we have five full time employees and five consultants.

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

On December 8, 2015, the Company entered into a settlement agreement with a vendor over a disputed claim by the vendor for contracted services that were not completed. The vendor had filed a suit in Marion County Superior Court in Indiana, case # 49D13-1409-CC-030084. The Company was not adequately served by the vendor (plaintiff) and thus never responded to the filing.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTCQB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of February 10, 2017; the Company had 50,931,200 shares of its common stock issued and outstanding, of which 15,526,400 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2015	1.70	1.32
2nd Qtr. 2015	3.00	1.30
3rd Qtr. 2015	1.50	1.31
4th Qtr. 2015	1.32	1.05
1 st Qtr. 2016	1.15	1.00
2 nd Qtr. 2016	1.05	1.00
3 rd. Qtr. 2016	1.00	0.90
4 th Qtr. 2016	0.96	0.80

As of October 31, 2016, the Company estimates there are approximately 110 “holders of record” of its common stock.

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

Unregistered Sale of Equity Securities

On November 10, 2014, the Company issued 25,000 shares of common stock at $1.50 per share with a value of $ 37,250 for services.

On December 4, 2014, the Company sold 78,000 shares of common stock a $1.282 per share to a related party for $ 100,000 in cash.

On October 31, 2015, the Company issued 81,100 shares of common stock at $1.05 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $85,100.

On October 31, 2016, the Company issued 54,600 shares of common stock at $0.90 per share to an officer and a director of the Company for their contribution of accrued compensation to capital with a value of $49,200.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on August 31, 2011 in the State of Nevada. On March 26, 2012, the Company acquired Cogent Real-Time Systems, Inc.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2016		2015
Revenue	$1,172,306	100%	$1,221,598	100%
Direct material costs	23,316	2.0%	31,903	2.6%
Gross profit	1,148,990	98%	1,189,695	97.4%
Operating expenses:
General and administrative expense	2,296,491	(195.9)%	2,574,372	(210.7)%
Impairment of customer list	--	--	30,987	(2.5)%
Depreciation	978	(0.0)%	38,978	(3.2)%
Income (loss) from operations	(1,148,479)	(97.9)%	(1,454,642)	(119.1)%
Other income(expense)	17,265	1.5%	64,393	5.3%
Net income(loss) before taxes	(1,131,234)	(96.4)%	(1,390,249)	(113.8)%
Tax refund	33,770	2.9%	77,767	6.4%
Net income (loss)	(1,097,444)	(93.6)%	(1,312,482)	(107.4)%

Revenue: For the year ended October 31, 2016, the Company had revenues of $1,172,306 compared to $1,221,598 of revenue for the year ended October 31, 2015. This reflects a decrease of $49,292 from 2015 to 2016. Revenue decrease can be attributed to the decrease of sales in NiC in Japan. During the year ended October 31, 2016 the Company deferred revenue of $94,711 compared to deferred revenue of $77,864 during the same period in 2015 or an increase of $16,847. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

Direct Costs: For the year ended October 31, 2016, the Company’s direct costs were $23,316 compared to $31,903 for the same period in 2015, a decrease of $8,587. The decrease was attributable to the NiC business model changing from embedding Skkynet software in hardware and selling the hardware to licensing Skkynet hardware to users. Costs as a percent of revenue decreased in 2016 over the same period in 2015 by 0.6%.

General and Administrative Expenses: (G&A) Total general and administrative expenses decreased to $2,296,491 in the year ended October 31, 2016 from $2,574,372 for the same period in 2015. This was a decrease of $277,801 and as a percent of revenue G&A decreased from 210.7% in 2015 to 195.9% in 2016. The decrease is attributed mostly to lower costs in 2016 over 2015 due to lower payroll of $96,570, advertising and promotion of $40,279, office, travel, and professional expenses of $47,375.

Salaries and Wages: Salaries and wages totaled $513,485 for the year ended October 31, 2016 compared to $668,282 for the same period in 2015. This was a decrease of $154,797 from 2015 to 2016. The decreased of wages was attributable a decrease in development staff in 2016 compared to 2015.

Professional Fees: For the year ending October 31, 2016 professional fees were $532,072 compared to $741,079 for the same period in 2015, a decrease of $209,007. Lower consulting of outside developers and legal and accounting fees attributed to the reduction in cost in 2016 over 2015.

Other General and Administrative Expenses: Expenses including travel, meals and entertainment, utilities, bank charges, stock based compensation and postage and delivery totaled $1,122,564 for the period ending October 31, 2016 compared to $1,165,011 for the same period in 2015. The reduction is due to lower costs of travel, advertising, and promotion and office expenses as noted in the general and administrative expenses above.

Other Income Expenses: Other income and expense totaled $17,245 in income during the year ended October 31, 2016 compared to $64,042 (note $64,393 above) in income during the same period in 2015. The income consisted of currency exchange of $17,245 and other income of $20 in 2016 compared to other income of $1,388, interest expense of $13 and currency exchange of $63,042 in the same period for 2015.

Income Tax: During the periods ending October 31, 2016 and 2015 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the years ended October 31, 2016 the subsidiary received a tax refund of $33,770.

Net Income (Loss): The Company recorded a net loss of $1,097,444 for the year ending October 31, 2016 compared to net loss of $1,312,382 for the same period in 2015, a decrease of $214,938. The stock based compensation for options granted of $594,624 offset by a decrease of general and administrative expenses along with a decrease in other general and administrative expenses were the key components of the decrease in net loss in 2016 over 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity and capital has been dependent on the revenue generated internally by the Company’s subsidiaries, by loans from its officers and directors and by deferral of accrued salaries. There are no agreements or understandings with regard to future loans by or with the officers, directors, principals, affiliates or shareholders of the Company. In the past, officers and directors of the Company have lent or advanced monies to the Company to fund operations, but there are no formal agreements or arrangements for them to continue to do so.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly, in arrears, commencing October 30, 2013. In March 2014, the Company paid the note holders $31,209 of principal plus $20,127 of accrued interest for a total amount of $51,336. The principal payment was treated as a reduction of principal and the interest payment as a reduction of accrued interest. In the fiscal year ended October 31, 2013 the Company repaid $6,652 of principal against their outstanding notes.

On July 30, 2015, the notes and accrued interest were converted to 193,661 Series B convertible preferred shares for the outstanding principal and interest as of July 30, 2015:

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

Working Capital: At October 31, 2016, the Company had working capital of $224,473 with current assets of $439,408 and current liabilities of $203,805 or a current ratio of 2.15 to 1. The current assets consisted of cash of $266,860, account receivable of $156,977, inventory of $4,079, and prepaid expenses of $11,492. The current liabilities of the Company at October 31, 2016 are composed primarily of accounts payable and accrued expenses of $59,110, accrued liabilities to related party of $49,984, and deferred revenue of $94,711.

Operating Activities: Net cash used in operating activities, during the year ending October 31, 2016 was $166,161 compared to cash used of $503,718 for the same period in 2015. This represents a positive change of $298,502. The primary factor in the change in cash flow from operating activities is the reduction in accrued liabilities to related parties in the period ending October 31, 2016. The reduction was due to the conversion of the accrued liabilities to common stock and options for the contribution to capital by the related parties.

Investing Activities: Net cash used in investing activity was zero for the year ended October 31, 2016 compared to cash used of $1,118 in 2015.

Financing Activities: Net cash provided by financing was $0 for the year ending October 31, 2016 compared to net cash provided by financing activities of $100,000 for the same period in 2015. Net cash provided in 2015 was due to common stock sold for cash of $100,000.

As of October 31, 2016, the Company had total assets of $450,701 and total liabilities of $203,805. Stockholders’ equity, as of October 31, 2016, was $246,266 compared to stockholders equity of $464,995 at October 31, 2015. Liabilities increased in 2016 due to higher amount of deferred revenue, and accrued liabilities to related party offset by reduced accounts payable and accrued expenses.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked a formal review process including multiple levels of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	53	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	42	March 2013	Director, President and Assistant Secretary
Mr. Paul Benford	50	March 2013	Director and COO
Mr. Lowell Holden	74		CFO and Treasurer
Mr. Norman Evans	62	August 2013	Independent Director
Mr. Kenneth W. Jennings	68	August 2013	Independent Director
Mr. John X. Adiletta	68	September 2014	Independent Director

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

Committees of the Board of Directors

The Company has an audit committee comprising Norman Evans (Chair), Kenneth Jennings and John X Adiletta, each of whom is an “independent” director as determined under the rules of the Exchange Act and NASDAQ and a compensation committee comprising Kenneth Jennings (Chair), John X Adiletta and Norman Evans. The Company currently does not have a nominating committee.

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

PAUL BENFORD: Mr. Paul Benford has been the Chief Operating Officer of Skkynet since November 1, 2011 and became a member of our Board of Directors on March 26, 2013. From 1995 to the present Mr. Benford has been the Business Manager of Cogent. Prior thereto, from 1992 through 1995 Mr. Benford was an independent process control consultant and an application engineer. Mr. Benford received a Master of Applied Science in Mineral Process Engineering from the University of British Columbia in 1993, and a B.A. with honors from the Camborne School of Mines in Cornwall, United Kingdom in 1990. Mr. Paul Benford’s qualifications to serve as a director of the Company consist of his experience in the fields of strategies of customer development and forms of communication with a variety of corporate constituencies in the industries within which we operate.

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March, 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech (NBIO), PTS, Inc (PTSH) and CFO and director of EMR Technology Solutions Inc. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University.

NORMAN EVANS: Mr. Norman Evans has been a director of the Company since August, 2013 and has retired as the Chief Financial Officer of Cipher Pharmaceuticals Inc., a Canadian publicly-listed pharmaceutical company. Mr. Evans is also a Chartered Accountant with over 25 years of business experience. Prior to his work at Cipher, from 1996 to 2006, Mr. Evans was Vice-President of Finance at MDS Pharma Services, a pharmaceutical services company, and prior thereto was a Partner at Ernst & Young Inc. Mr. Evans received a B.Sc. from Concordia University and received his Canadian Chartered Accountant designation in 1980. Mr. Evans’ qualifications to serve as a director of Skkynet consist of his experience in conducting audits, corporate governance and financial reporting for public companies.

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

JOHN X. ADILETTA: Mr. Adiletta has been a director of the Company since September 2014. Since 2015, Mr. Adiletta is been President and Chief Executive Officer of EMR Technology Solutions, Inc., a U.S. based holding company that acquires medical technology related products and services. As managing partner of PCS Management Group since its founding in 1993, Mr. Adiletta has hands on experience in mergers and acquisitions as they pertain to medical technologies, commercial security products and services, telecommunications providers, data carriers, and related suppliers. He has also served on boards of directors for technology companies in various capacities including the audit committee and corporate governance committee.

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

Board Independence

As currently constituted and applying the rules of NASDAQ Norman Evans, Kenneth Jennings, and John X. Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2016, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2016 the Company paid its officers and directors an aggregate of $198,882 plus has an aggregate accrued salaries and consulting fees of $241,926. In addition, in 2016, the Company’s officers and directors contributed $481,166 to capital for an aggregate of 81,100 shares of common stock and 377,200 options.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)(8)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation

Andrew S. Thomas, (1,2,5)	2016	104,808	-	-	--	-	-	--	104,808
Chief Executive Officer	2015	115,619	-	-	--	-	-	--	115,619
	2014	125,083	-	-	--	-	-	--	125,083

Paul Benford, (1,2)	2016	105,154	-	-	--	-	-	-	105,154
Chief Operating Officer	2015	115,619	-	-	--	-	-	-	115,619
	2014	125,083	-	-	-	-	-	-	125,083

Lowell Holden, (3)	2016	48,000	-	-	--	-	-	-	48,000
Chief Financial Officer	2015	48,000	-	-	--	-	-	-	48,000
	2014	48,000	-	-	--	-	-	-	48,000

Paul E. Thomas, (4)	2016	104,981	-	-	--	-	-	-	104,981
President	2015	116,619	-	-	--	-	-	-	115,619
	2014	125,083	-	-	-	-	-	-	125,083

Xavier Mesrobin.	2016	75,439	--	--	--	--	--	41,446	116,885
Vice President Sales	2015	115,378	--	--	--	--	--	--	115,378
	2014	--	--	--	--	--	--	--	--

Norman Evans,	2016	--	-	30,000	-	-	-	--	30,000
Director (6)	2015	--	-	30,000	-	-	-	-	30,000
	2014		-	2,500	-	-	-	-	2,500

Kenneth Jennings,	2016	--	--	30,000	--	--	--	--	30,000
Director (6)	2015	--	--	30,000	--	--	--	--	30,000
	2014	--	--	2,500	--	--	--	--	2,500

John X Adiletta,	2016	--	--	30,000	--	--	--	--	30,000
Director (6)	2015	--	--	30,000	--	--	--	--	30,000
	2014	---	--	2,500	--	--	--	-	2,500

______________

(1)	Mr. Andrew S. Thomas and Mr. Benford received salary paid by Cogent Real-Time Systems Inc. of $31,684 and $63,396 respectively. Mr. Andrew S. Thomas and Mr. Benford accrued salaries of $73,124 and $41,785 during the year ended October 31, 2016, respectively.

(2)	Mr. Andrew S. Thomas and Mr. Benford had accrued salaries totaling $73,124 and $41,785, respectively which was not paid but was contributed to capital at the end of the year for 81,249 and 46,428 options, respectively.
(3)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $28,800 for serving as an officer and accrued $19,200 during the year for total accrued salary of $48,000 which was not paid. As of October 31, 2016, $19,200 of the accrued compensation was contributed to capital for 21,300 of the Company’s common stock.
(4)	Mr. Paul E. Thomas received $104,981 for consulting services through LifeCycle IP Management Inc., which he owns, of which $47,527 was paid and $57,454 was accrued. As of October 31, 2016, the accrued salary of $57,454 was contributed to capital for 63,838 options.
(5)	Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $31,684 during fiscal year 2016 for services as a Japanese business manager and translator.
(6)	Directors fees of $90,000 for the three outside directors was accrued and not paid. As of October 31, 2016, the three directors contributed the accruals to capital for 33,300 shares of the Company’s common stock for Mr. Adiletta and 66,600 options each for Mr. Evans and Mr. Jennings.
(7)	Mr. Mesrobin was paid $75,439 in salary $ 15,088 in commissions and accrued $26,358 in commissions
(8)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February__, 2017, certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.6	345,400

Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.83	263,300

Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.3	221,900

Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	76,400	(2)	0.15	99,000

Norman Evans 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	60,000		0.11	104,800

Kenneth Jennings 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	104,800

John X Adiletta 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	54,300		0.11	33,000

Xavier Mesrobian 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	--		--	131,000

All directors and officers as a group	35,313,700		69.34	1,303,200

____________

(1)	Denotes officer or director.
(2)	Mr. Holden holds 71,400 of his shares directly and 5,000 indirectly through a related party.

Change in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2016, is 6,263,200 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 6,292,700 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $1.40 per share.

The following table sets forth the option holder as of October 31, 2016:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	425,200
Paul Benford	Officer and Director	281,900
Paul Thomas	Officer and Director	339,300
Lowell Holden	Officer	165,000
Xavier Mesrobian	Officer	1,100,000
Ken Jennings	Director	129,300
Norm Evans	Director	129,300
John X Adiletta	Director	55,000
Employees and consultant as a group	--	3,638,200
Total		6,263,200

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	3,736,800
Equity compensation plans not approved by security holders	--	--	3,736,800
Total	10,000,000	--

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the amount of shares to be issued pursuant to the Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Sakura Software, a corporation owned by our CEO and Chairman of the Board of Directors, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, (“Real Innovations”) a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real-time data transmission and display technology (the “IP”) to Real Innovations under an assignment of intellectual property agreement (the “Assignment Agreement”). In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

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

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $34,686 and $69,371 as salary, respectively, for the fiscal year ended October 31, 2016 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $80,933 (Mr. Thomas) and $46,248 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $34,686 as salary for the fiscal year ended October 31, 2016 for services as a Japanese business manager and translator. As of October 31, 2016, each contributed their accrued salary $73,124 (Mr. Thomas) and $41,785 (Mr. Benford) to capital for 81,200 and 46,400 options, respectively.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $28,800 during the year ending October 31, 2016 and accrued $ 19,200 in consulting fees in the Company. As of October 31, 2016, Mr. Holden contributed $19,200 to capital for 21,300 shares of Common stock.

Mr. Paul E. Thomas, the President of the Company was paid $69,686 for services for the fiscal year ended October 31, 2016, and accrued $46,248 in salary in the subsidiary. As of October 31, 2016, Mr. Thomas contributed $57,454 of accrued salary to capital for 63,800 options.

On April 30, 2012, Andrew Thomas, Shizuka Thomas and Paul Benford converted the salary they had accrued through our subsidiary through January 31, 2012 to notes payable due from that subsidiary. The notes mature on April 29, 2015 and bear an interest rate of 6% per annum on the outstanding balance. Interest payments are due quarterly commencing October 30, 2013.

During March 2014, the Company paid the note holders $31,209 of principal plus $20,127 of accrued interest for a total amount of $51,336. The principal payment was treated as a reduction of principal and the interest payment as a reduction of accrued interest. In the fiscal year ended October 31, 2013 the Company repaid $6,652 of principal against their outstanding notes.

On July 30, 2015, the notes and accrued interest were converted to 193,661Series B convertible preferred shares for the outstanding principal and interest as of July 30, 2015,

	Note Balance	Interest	Total	Shares issued
Andrew Thomas	$54,838	$5,403	$60,241	60,241
Paul Benford	$85,842	$8,761	$94,603	94,603
Shizuka Thomas	$35,197	$3,620	$38,817	38,817
Total	$175,877	$17,784	$193,661	193,661

On October 31, 2015, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2015 in exchange for shares of common stock and options. The $481,165 of accrued compensation was exchanged for 377,200 options granted with a value of $396,065 and 81,100 shares of common stock was exchanged for $85,100 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common Stock issue for accrued compensation
Andrew Thomas	$151,453	144,200	-
Paul Benford	$89,806	85,500	-
Paul Thomas	$89,806	85,500	-
Lowell Holden	$52,600	-	50,100
All three directors	$97,500	62,000	31,000
Total	$481,165	377,200	81,100

On October 31, 2016, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2016 in exchange for shares of common stock and options. The $281,563 of accrued compensation was exchanged for 258,181 options granted with a value of $232,363 and 54,600 shares of common stock was exchanged for $49,200 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,124	81,249	--
Paul Benford	$41,785	46,428	--
Paul Thomas	$57,454	63,838	--
Lowell Holden	$19,200	--	21,300
All three directors	$90,000	66,600	33,300
Total	$281,563	258,115	54,600

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP Certified Public Accountants.

	2016	2015
Audit fees	$28,000	35,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2016 and 2015.

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

____________

* Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 14, 2017.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2017.

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skkynet Cloud Systems, Inc.

2233 Argentia Road Suite 306

Mississauga, ON Canada

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Skkynet Cloud Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skkynet Cloud Systems, Inc. and its subsidiaries as of October 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP

Houston, Texas

www.malonebailey.com

February 13, 2017

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$266,860	$469,994
Accounts receivable	156,977	168,488
Inventory	4,079	11,078
Prepaid	11,492	--
Total current assets	439,408	649,560

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $69,918 and $68,941	1,311	1,762
Other assets	9,352	9,095
Total assets	$450,071	$660,417

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued expense	$59,110	$90,460
Accrued liability - related parties	49,984	24,098
Deferred Income	94,711	77,864
Total current liabilities	203,805	195,422

Total liabilities	203,805	195,422

Stockholders’ equity(deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and Outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized, 193,661 issued and zero outstanding, respectively	193,661	193,661
Common stock, $0.001 par value, 70,000,000 authorized, 50,931,266 and 50,642,500 issued and outstanding, respectively	50,932	50,877
Additional paid-in capital	4,190,320	3,314,187
Accumulated Other Comprehensive Income (loss)	(75,398)	(77,925)
Accumulated deficit	(4,113,254)	(3,015,810)
Total stockholders’ equity (deficit)	246,266	464,995

Total liabilities and stockholders’ equity	$450,071	$660,417

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2016	2015
Revenue	$1,172,306	$1,221,598
Cost of goods sold	23,316	31,903
Gross profit	1,148,990	1,189,695

Operating expenses:
General and administrative expense	2,296,491	2,574,372
Impairment of customer list	--	30,987
Depreciation	978	38,978
Income (loss) from operations	(1,148,479)	(1,454,642)

Other income (expenses):
Other income	20	1,338
Interest expense	--	13
Currency exchange	17,245	63,042
Total other income (expense)	17,265	64,393

Net (loss) before taxes	(1,131,214)	(1,390,249)

Corporate tax refund	33,770	77,767

Net (loss)	$(1,097,444)	$(1,312,382)

Preferred dividends	(11,620)	(2,905)

Net loss to common shareholders	(1,109,064)	(1,315,287)

Foreign currency translation adjustments	(2,528)	(88,771)

Comprehensive (loss)	(1,111,592)	(1,404,058)

Net (loss) per share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding	50,876,750	50,787,549

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2016 AND 2015

	Common Stock		Preferred Stock		Series B Preferred Convertible Stock		Additional Paid-In	Retained	Currency	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Translation	(Deficit)

Balance as of October 31, 2014	50,642,500	$50,643	5,000	$5	--	---	$2,206,424	$(1,703,328)	$10,846	$564,590

Common stock issued for cash	78,000	78	--	--	--	--	99,922	--	--	100,000
Common stock issued for acquisition	50,000	50	--	--	--	---	74,450	--	--	74,500
Common stock issued for service	25,000	25	--	-	--	--	37,225	--	--	37,250
Common stock issued for accrued compensation to related parties	81,100	81	--	--	--	--	85,019	--	--	85,100
Series B convertible preferred shares issued for notes payable to related parties	--	--	--	--	193,661	193,661	--	--	--	193,661
Options issued for accrued compensation	--	--	--	--	--	--	395,961	--	--	395,961
Stock option expense	--	--	--	--	--	--	415,186	--	--	415,186
Change due to currency translation	--	--	--	--	--	--	--	--	(88,771)-	(88,771)
			--	--
Net loss	--	--	--	-	--	--	--	(1,312,482)	--	(1,312,482)

Balance as of October 31, 2015	50,876,600	$50,877	5,000	$5	193,661	$193,661	$3,314,187	$(3,015,810)	$(77,925)	$464,995

Common stock issued for accrued compensation to related parties	54,666	55			--	--	49,145	--	--	49,200
Options issued for contribution to capital	--	--	--	--	--	--	232,363	--	--	232,363
Stock option expense	--	--	--	--	--	--	594,625	--	--	594,625
Change due to currency translation	--	--	--	--	--	--	--	--	2,527	2,527

Net loss	--	--	--	--	-	--	--	(1,097,444)	--	(1,097,444)
Balance as of October 31, 2016	50,931,266	$50,932	5,000	$ 5	193,661	$193,661	$4,190,320	$(4,113,254)	$(75,398)	$246,266

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,097,444)	$(1,312,482)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	978	38,978
Impairment of customer list	--	30,987
Option based compensation	594,625	415,186
Stock based compensation	--	37,250
Changes in operating assets and liabilities:
Accounts receivable	14,133	(64,664)
Inventory	7,584	(4,160)
Other assets	(10,733)	759
Accounts payable and accrued expense	(5,448)	315,548
Accrued liability-related party	311,893	--
Deferred revenue	18,251	39,330
Net cash used in operating activities	(166,161)	(503,718)

Cash flows from investing activities:
Cash received, net of cash paid for Nic Corporation	--	(1,118)
Net cash used in investing activities	--	(1,118)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	100,000
Net cash provided by financing activities	--	100,000

Effects of foreign currency translation	(36,973)	(102,857)

Net increase (decrease) in cash	(203,134)	(509,694)
Cash – beginning of year	469,994	977,699
Cash – end of year	$266,860	$469,994

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued compensation to capital-related parties	$281,563	$481,165
Asset acquisition in acquisition through common stock	$--	$74,500
Preferred series B shares issued for debt- related parties	$--	$193,661

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet Cloud Systems, Inc. (Skkynet), a Nevada Corporation headquartered in Toronto, Canada was formed on August 31, 2011. Skkynet operates it business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (Cogent)(Canada), Skkynet Corp (Canada), Skkynet, Inc. (USA) and Nic Corporation (NiC) (Japan). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.

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

The Company sells one year maintenances programs with the total sale amount being collected upon the sale of the plan. The plan is for twelve consecutive months. Revenue is recognized at the end of each consecutive month with the balance of the amount collected carried as deferred revenue.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2016 and October 31, 2015, respectively.

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

Income taxes for subsidiaries Cogent Real-Time Systems and Nic Corporation are subject to the tax statutes in their country of domicile which are Canada and Japan.

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

Related Parties

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2016 and 2015:

	2016	2015
Property and equipment	$71,229	$70,703
Less: accumulation depreciation	69,918	68,941
Net property and equipment	1,311	1,762

Depreciation expense totaled $978 and $1,621 for the years ended October 31, 2016 and 2015 respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2016, and 2015:

	2016	2015
Income/(Loss) Before Income Taxes	$(307,521)	$(813,802)

Income Tax Recovery/Expense	(107,632)	(284,831)
Use of PY NOL
Valuation Allowance	107,632	284,831
	$-	$-

Net Operating Losses	$1,457,201	$1,149,680
Tax Rate	35%	35%

Deferred Tax Assets	510,020	402,388
Valuation Allowance	(510,020)	(402,388)
Net Deferred Tax Assets	$-	$-

The Parent Company had a net loss of $307,521, and $813,802 for the years ended October 31, 2016 and 2015, respectively. As of October 31, 2016, the Company had a net operating loss carry forward of $1,457,201 which can be used to offset future taxable income. The carry forwards will begin to expire in 2034, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2016 and 2015 is as follows:

	2016	2015
U.S. federal statutory rate	35%	35%
Net operating loss	(35%)	(35%)
Effective tax rate	--%	--%

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2016, and 2015:

	2016	2015
Income/(Loss) Before Income Taxes	$(3,870)	$(471,494)

Income Tax Recovery/Expense	(774)	(94,299)
Valuation Allowance	774	94,299
	-	-

Net Operating Losses	$799,798	$795,928
Tax Rate	20%	20%

Deferred Tax Assets	159,960	159,186
Valuation Allowance	(159,960)	(159,186)
Net Deferred Tax Assets	-	-

The Canadian Company had a net loss of $4,284 and $471,494 for the years ended October 31, 2016 and 2015, respectively. As of October 31, 2016, the Company had a net operating loss carry forward of $800,211 which can be used to offset future taxable income. The carry forwards will begin to expire in 2033, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2016 and 2015 is as follows:

	2016	2015
Canadian federal statutory rate	20%	20%
Net operating loss	(20%)	(20%)
Effective tax rate	--%	--%

The Company received tax refund payments during the years ended October 31, 2016 and 2015 of $33,770 and $77,767, respectively. The payments are for credits pertaining to the research and development completed by the Company.

The Company’s deferred tax assets for the Japanese subsidiary company consisted of the following as of October 31, 2016:

	2016	2015
Income/(Loss) Before Income Taxes	$(69,968)	$(27,186)

Income Tax Recovery/Expense	(26,595)	(10,333)
Valuation Allowance	26,595	10,333
	-	--

Net Operating Losses	$97,154	27,186
Tax Rate	38.01%	38.01%

Deferred Tax Assets	36,928	10,333
Valuation Allowance	(36,928)	(10,333)
Net Deferred Tax Assets	-

The Japanese Company had a net loss of $ 69,968 and $27,186 for the years ended October 31, 2016 and 2015. As of October 31, 2016, the Company had a net operating loss carry forward of $97,154 which can be used to offset future taxable income. As the Company was acquired on November 1, 2015, the loss carry forward may be subject to a change in control calculation.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2016 is as follows:

	2016	2015
Japanese federal statutory rate	38.01%	38.01%
Net operating loss	(38.01%)	(38.01%)
Effective tax rate	--%	--%

NOTE 5 – EQUITY

On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. The Company reviewed the instruments and determined they did not qualify as a derivative liability under ASC 815 and thus did not calculate a fair value as time of issuance.

On November 10, 2014, the Company issued 25,000 shares of common stock at $1.50 per share with a value of $37,250 for services.

On December 4, 2014, the Company sold 78,000 shares of common stock a $1.282 per share to a related party for $100,000 in cash.

On October 31, 2015, the Company issued 81,100 shares of common stock at $1.05 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $85,100.

On October 31, 2016, the Company issued 54,600 shares of common stock at $0.90 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $49,200.

NOTE 6 – CONTRIBUTION TO CAPITAL

On October 31, 2015, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2015 in exchange for shares of common stock and options. The $481,165 of accrued compensation was exchanged for 377,200 options granted with a value of $396,065 and 81,100 shares of common stock was exchanged for $85,100 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$151,453	144,200	-
Paul Benford	$89,806	85,500	-
Paul Thomas	$89,806	85,500	-
Lowell Holden	$52,600	-	50,100
All three directors	$97,500	62,000	31,000
Total	$481,165	377,200	81,100

On October 31, 2016, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2016 in exchange for shares of common stock and options. The $281,563 of accrued compensation was exchanged for 258,181 options granted with a value of $232,363 and 54,667 shares of common stock was exchanged for $49,200 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,124	81,200	--
Paul Benford	$41,785	46,400	--
Paul Thomas	$57,454	63,800	--
Lowell Holden	$19,200	--	21,300
All three directors	$90,000	66,600	33,300
Total	$281,563	258,000	54,600

NOTE 7 – OPTIONS

The Company under its 2012 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five-year period with the first 20% vested when the options were granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

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

On January 6, 2016, the Company issued 509,500 options with an exercise price of $1.02 per share to 14 officers, directors, employees, and consultants of the Company. 20% of the option will vest immediately, the additional 20% to vest on October 31 of each successive year. Computed volatility of 220.84% and a discount rate of 2.25 were used in calculating the fair value of the option of $519,468.

On October 31, 2016, the Company issued 258,000 options to three officers and two directors with exercise price of $0.01 for accrued compensation contributed to capital. The options vested upon issuance.

On October 31, 2016, the Company issued 7,500 options to three directors with exercise price of $0.90 per share. 20% of the option will vest immediately, the additional 20% to vest on October 31 of each successive year. Computed volatility of 195.53% and a discount rate of 1.84 were used in calculating the fair value of the option of $6,738.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense above is $2,629,492. As of October 31, 2016, the Company expensed $594,625 for the year ended October 31, 2016 and $415,186 was expensed for the same period in 2015. The unrecognized future balance to be expensed over the term of the options is $1,651,981.

The following sets forth the options granted and outstanding as of October 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2014	5,270,000	0.51	8.69	2,218,000	5,164,900
Granted	498,200	.36	-9.51	99,600	--
Exercised	--	--	-	--	-
Outstanding at Year Ended October 31, 2015	5,768,200	.50	7.88	2,317,600	3,209,363
Granted	775,000	.67	9.5
Exercised	--	--	--	--	--
Forfeited by termination	(280,000)	--	--	--	--
Outstanding at year Ended October 31, 2016	6,263,200	.54	5.18	4,308,600	2,857,703

The number of options becoming exercisable during the year ended October 31, 2016 was 1,991,000 with a total number exercisable as of October 31, 2016, of 4,308,600.

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

During March 2014, the Company paid the note holders $31,209 of principal plus $20,127 of accrued interest for a total amount of $51,336. The principal payment was treated as a reduction of principal and the interest payment as a reduction of accrued interest. In the fiscal year ended October 31, 2013 the Company repaid $6,652 of principal against their outstanding notes’

On July 30, 2015, the notes and accrued interest were converted to 193,661 Series B convertible preferred shares for the outstanding principal and interest as of July 30, 2015.

	Note Balance	Interest	Total	Shares issued
Andrew Thomas	$54,838	$5,403	$60,241	60,241
Paul Benford	$85,842	$8,761	$94,603	94,603
Shizuka Thomas	$35,197	$3,620	$38,817	38,817
Total	$175,877	$17,784	$93,661	193,661

During the years ended October 31,2016 and 2015 the Company recognized but did not pay dividends of $11,620 and $2,905, respectively.

On October 31, 2016, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2016 in exchange for shares of common stock and options. The $281,563 of accrued compensation was exchanged for 258,181 options granted with a value of $232,363 and 54,667 shares of common stock was exchanged for $49,200 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,124	81,249	--
Paul Benford	$41785	46,428	--
Paul Thomas	$57,454	63,838	--
Lowell Holden	$19,200	--	21,300
All three directors	$90,000	66,600	33,300
Total	$281,563	258,115	54,600

As of October 31, 2016, and 2015 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2016	2015
Accrued commissions	49,984	24,098
Total accrued liabilities	$49,984	$24,098

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Three resellers accounted for 49% of sales in 2016 and 50% of sales in 2015. The Company maintains all the information on their end user customers and should a reseller discontinue operations, the Company can sell directly to the end user. In 2016, only one of the end user customers was responsible for more than 10% of our revenues and fifteen (15) end user customers were responsible for approximately 50% of gross revenue. In 2015, no customer was responsible for more than 10% of revenue and twenty-eight (28) end user customers were responsible for approximately 50% of gross revenue.

NOTE 10 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of October 31, 2016, and 2015 the Company had deferred revenue of $94,711 and $77,864, respectively.

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

2017	$61,538
2018	$0
2019	$0
2020	$0
2021	$0
Thereafter	$0
Total	$61,538

NOTE 12– ACQUISITION

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

The Company estimates the useful life to the customer list to be three years and thus it was being amortized over a three-year period. Upon review of the customer list the Company elected to impair the asset. The allocation result in an impairment cost of $30,987 and the balance $31,298 being amortized. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The company has finalized its purchase price allocation as follows:

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

As of October 31, 2014	Twelve Months Period
Revenue	$1,389,752
Operating expense	$2,390,455
Other income(expense)	$7,512
Net income	$(993,191)

As of October 31, 2015, the Company amortized and impaired the customer list, allocating $37,297 to amortization and $30,987 to impairment of the asset reducing the value of the customer list to zero.

NOTE 13 – LEGAL MATTERS

On December 8, 2015, the Company entered into a settlement agreement with a vendor over a disputed claim by the vendor for contracted services that were not completed. The vendor had filed a suit in Marion County Superior court in Indiana, case # 49D13-1409-CC-030084. The Company was not adequately served by the vendor (plaintiff) and thus never responded to the filing.

Under the terms of the agreement the Company agreed to settle the suit by paying $20,000 in four monthly installments commencing November 10, 2015 with final payment on February 10, 2016. The company has met this obligation and paid $20,000 to the vendor with the final payment made on February 8, 2016.

