Form 10-Q
period 2017-01-31
Skkynet Cloud Systems, Inc.
filed 2017-03-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As March 14, 2017 there were 51,164,266 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	October 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$166,717	$266,860
Accounts receivable	200,846	156,977
Inventory	3,953	4,079
Prepaid	7,447	11,492
Total current assets	378,963	439,408

Property and equipment, net of accumulated depreciation of $80,300 and $78,807 respectively	1,458	1,311
Other assets	11,078	9,352
Total Assets	$391,499	$450,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$59,753	$59,110
Accrued liabilities – related party	126,628	49,984
Deferred revenue	80,781	94,711
Total current liabilities	267,162	203,805

Total liabilities	267,162	203,805

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 50,931,266 and 50,931,266 shares issued and outstanding, respectively	50,932	50,932
Additional paid-in capital	4,314,296	4,190,320
Accumulative other comprehensive income (loss)	(75,078)	(75,398)
Accumulated deficit	(4,359,479)	(4,113,254)
Total shareholders’ equity	124,337	246,266
Total Liabilities and Stockholders’ Equity	$391,499	$450,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,
	2017	2016

Revenue	$285,486	$275,944
Direct material costs	10,448	12,315
Gross Profit	275,038	263,629

Operating Expenses:
General & administrative	516,603	659,482
Depreciation and amortization	170	240
Loss from operations	(241,735)	(396,093)

Other Income (Expenses):
Other income	--	5
Currency exchange	(4,490)	26,894
Total other income (expenses)	(4,490)	26,899

Net loss before taxes	(246,225)	(369,194)

Preferred dividends	(2,905)	(2,905)

Net loss to common shareholders	(249,130)	(372,099)

Foreign currency translation adjustment	320	(6,053)

Comprehensive (loss)	$(248,810)	$(378,152)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	50,931,266	50,795,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,225)	$(369,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	170	240
Option based compensation	123,976	226,155
Changes in operating assets and liabilities:
Increase in accounts receivable	(43,869)	33,079
Increase (decrease) in accounts payable and accrued expenses	643	(20,029)
Increase in inventory	126	40
Increase in accrued liabilities – related parties	76,644	72,028
Increase in prepaid and other assets	2,319	(1,315)
Increase in Deferred Income	(13,930)	(4,238)
NET CASH (USED IN) OPERATING ACTIVITIES	(100,146)	(63,234)

Effect of exchange rate changes on cash	3	(6,483)

Net decrease in cash	(100,143)	(69,717)

Cash, beginning of period	266,860	469,944
Cash, end of period	166,717	$400,277

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

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

On November 1, 2014, the Company acquired NiC as a wholly owned subsidiary. On February 1, 2015, the Company formed a wholly owned US subsidiary Skkynet, Inc., and a wholly owned Canadian subsidiary Skkynet Corp.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $2,905 in Series B dividends which increases the loss to common shareholders from $246,225 to $249,130 for the three month period ended January 31, 2017.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2016 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2016 as reported on Form 10-K, have been omitted.

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of switch boxes held by the Company’s subsidiary NiC programs for resale.

NOTE 2 - RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition, the Company is accruing director compensation at the rate of $2,500 per director per month. As of January 31, 2017, the accrued liability for compensation was $126,628.

As of January 31, 2017, and October 31, 2016, the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2017	October 31, 2016
Accrued salaries	$39,976	$--
Director fees	$22,500	$--
Accrued Commissions	$59,352	$49.984
Consulting fees	$4,800	$--
Total accrued liabilities and accrued expense	$126,628	$49,984

NOTE 3 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On January 6, 2016, the Company issued 509,500 options with an exercise price of $1.02 per share to 14 officers, directors, employees and consultants of the Company.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,459,889. During the three months period ended January 31, 2017, the Company expensed $123,976 for options. The unrecognized future balance to be expensed over the term of the options is $1,529,046

The following sets forth the options granted and outstanding as of January 31, 2017:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2016	6,263,200	0.54	5.18	4,308,600	2,857,703
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Outstanding at January 31, 2017	6,263,200	0.54	4.93	4,585,700	2,857,703

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

2017	$52,746
2018	$0
2019	$0
2020	$0
Thereafter	$0
Total	$52,746

NOTE 5 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of January 31, 2017, the Company had deferred revenue of $80,781.

NOTE 6 - SUBSEQUENT EVENT

On March 7, 2017, the Company entered into a purchase agreement to issue 233,000 shares of common stock to one individual at $1.10 per share with a value of $256,300 for cash.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Skkynet’s actual results could differ materially from those set forth on the forward-looking statements as a result of the risks set forth in Skkynet’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

The Company provides software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using this software and, when requested by a client, our web based assets, our clients and their customers (to the extent relevant) are given the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three month periods ending January 31, 2017, revenues were $285,486 compared to $275,944 for the same period in 2016. Revenue increased for the three month period ending January 31, 2017 over the three month period ended January 31, 2016 by 3.4%. The increase in revenue for the three month period ended January 31, 2017 is attributed slightly higher sales by the Cogent division on an international basis with the products of the Company.

General and administrative expense was $516,603 for the three month period ended January 31, 2017 compared to $632,588 for the same period in 2016. The decrease in general and administrative expenses for the three month period ended January 31, 2017, was a result of options expensed of $123,976 compared to $226,155 in 2016, which accounted for most of the decreased G&A expenses in 2017 versus 2016.

For the three month period ending January 31, 2017, the Company posted an operating loss of $241,735 compared to an operating loss of $396,093 for the same period in 2016. The decrease in operating loss during the three month period is attributable to decreased expenses in consulting, salaries, and office expenses, plus slightly higher revenue for the same period in 2017 over 2016.

Other income and expenses for the three month period ending January 31, 2017, was other expense of $4,490 compared to other income of $26,899 in the same period in 2016.

Net loss of $246,225 was recorded for the three month periods ending January 31, 2017, compared to a net loss of $369,194 for the same periods in 2016. The lower loss for the three month period in 2017 can be attributed to increased revenue and lower marketing and general and administrative expenses in 2017 compared to 2016.

The Company incurred a comprehensive loss of $248,810 for the three month period ended January 31, 2017 compared to a comprehensive loss of $378,152 for the same period in 2016. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2017, Skkynet had current assets of $378,963 and current liabilities of $276,162, resulting in working capital of $102,801. Accumulated deficit, as of January 31, 2017, was $4,359,479 with total shareholders’ equity of $124,337.

Net cash used in operations for the three months ending January 31, 2017, was $100,146 compared to net cash used of $63,234 for the same period in 2016. Net cash used in operations increased primarily due to the decrease in option expense of $102,178 in 2017 over 2016 and accounts payable change of $20,672. This is offset by accrued liabilities to related parties increasing by $4,616, increase in deferred revenue of $9,692 and an increase in accounts receivable of $77,948.

Net cash used in investing activities and net cash provided from financing activities, during the three months ended January 31, 2017 and the same period in 2016 was zero

OFF-BALANCE SHEET ARRANGEMENTS

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017,. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2017, the Company entered into a purchase agreement to issue 233,000 shares of common stock to one individual at $1.10 per share with a value of $256,300 for cash.

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

SKKYNET CLOUD SYSTEMS INC.

Date March 14, 2017	By:	/s/ Andrew Thomas
Andrew Thomas Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden Chief Financial Officer (Duly Authorized Principal Financial Officer)

