Form 10-Q
period 2017-04-30
Skkynet Cloud Systems, Inc.
filed 2017-06-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

(Issuer’s telephone number)

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As June 14, 2017, there were 51,164,200 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2017	October 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$502,949	$266,860
Accounts receivable	232,060	156,977
Inventory	3,817	4,079
Prepaid	3,045	11,492
Total current assets	741,871	439,408

Property and equipment, net of accumulated depreciation of $77,372 and $78,807 respectively	1,235	1,311
Other assets	18,369	9,352
Total Assets	$761,475	$450,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$70,901	$59,110
Accrued liabilities – related party	157,389	49,984
Deferred revenue	140,097	94,711
Total current liabilities	368,387	203,805

Total liabilities	368,387	203,805

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 share authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,164,200 and 50,931,266 shares issued and outstanding, respectively	51,165	50,932
Additional paid-in capital	4,741,028	4,190,320
Accumulative other comprehensive income (loss)	(69,733)	(75,398)
Accumulated deficit	(4,523,038)	(4,113,254)
Total shareholders’ equity	393,088	246,266
Total Liabilities and Stockholders’ Equity	$761,475	$450,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For Three and Six Months Ended April 30,

(Unaudited)

	Three Months Ended		Six Months
	2017	2016	2017	2016

Revenue	$378,551	$285,422	$663,620	$561,366
Direct material costs	17,351	6,196	27,622	18,511
Gross Profit	361,200	279,226	635,998	542,855

Operating Expenses:
General & administrative	536,665	580,683	1,050,518	1,213,271
Depreciation and amortization	171	240	341	480
Loss from operations	(175,636)	(301,697)	(414,861)	(670,896)

Other Income (Expenses):
Other income	--	10		15
Currency exchange	11,589	--	7,084
Total other income (expenses)	11,589	10	7,084	15

Net loss before taxes	(164,047)	(301,687)	(407,777)	(670,881)

Tax	(175)	--	(2,007)	--

Net loss after tax	(164,222)	(301,687)	(409,784)	(670,881)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Net loss to common shareholders	(167,127)	(304,592)	(415,594)	(676,691)

Foreign currency translation adjustment	5,245	54,091	5,665	48,038

Comprehensive (loss)	$(161,882)	$(250,501)	$(409,929)	$(628,653)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	50,969,607	50,876,600	50,949,123	50,876,600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,784)	$(670,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	341	480
Option based compensation	258,037	348,417
Changes in operating assets and liabilities:
Increase in accounts receivable	(75,083)	27,021
Increase (decrease) in accounts payable and accrued expenses	11,791	(55,771)
Increase in inventory	262	(1,391)
Increase in accrued liabilities – related parties	144,009	160,634
Increase in prepaid and other assets	(570)	(9,037)
Increase in Deferred Income	45,386	57,001
NET CASH (USED IN) OPERATING ACTIVITIES	(25,611)	(143,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	256,300	--
NET CASH FLOWS FROM FINANCING ACTIVITIES	256,300	--

Effect of exchange rate changes on cash	5,400	47,402

Net increase (decrease) in cash	236,089	(96,125)

Cash, beginning of period	266,860	469,944
Cash, end of period	$502,949	$373,869

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-MONETARY TRANSACTIONS
Options granted for accrued commissions	$36,604	$--

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

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $5,810 in Series B dividends which increases the loss to common shareholders from $409,784 to $415,594 for the six month period ended April 30, 2017.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition, the Company is accruing director compensation at the rate of $2,500 per director per month. As of April 30, 2017, the accrued liability for compensation was $157,389.

As of April 30, 2017, and October 31, 2016, the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2017	October 31, 2016
Accrued salaries	$70,280	$--
Director fees	$45,000	$--
Accrued Commissions (1)	$32,509	$49.984
Consulting fees	$9,600	$--
Total accrued liabilities and accrued expense	$157,389	$49,984

_______________________

(1)	An officer of the Company elected to take 74,500 zero cost options reducing the accrued commission by $36,604 (CDN $94,404 to CDN $44,404).

NOTE 3 – EQUITY

On March 7, 2017, the Company issued 233,000 shares of common stock to one individual at $1.10 per share with a value of $256,300 for cash.

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

On April 7, 2017, the Company issued 418,200 options with an exercise price of $0.50 per share to 14 officers, employees and consultants of the Company

On April 7, 2017, the Company issued 74,500 options with a zero exercise price to one employee for the reduction of $36,604 of accrued commissions (CDN $94,404 to CDN $44,404). The options have a fair value using the Black Sholes valuation of $35,392.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,661,593. During the six month period ended April 30, 2017, the Company expensed $258,037 for options. The unrecognized future balance to be expensed over the term of the options is $1,595,939.

 The following sets forth the options granted and outstanding as of April 30, 2017:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2016	6,263,200	0.54	5.18	4,308,600	2,857,703
Granted	492,700	0.42	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	(50,000)	(1.14)	--	--	--
Outstanding at April 30, 2017	6,705,900	0.52	4.65	4,938,240	2,778,666

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2014 through July 31, 2017. Under the terms of the lease, the gross monthly rental cost including common area charges is $6,700. The lease terminates on July 31, 2017.

During May, 2017 the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreements are as follows:

2017	$30,531
2018	$49,166
2019	$49,166
2020	$49,166
2021	$49,166
2022	$38,583
Total	$265,778

NOTE 6 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of April 30, 2017, the Company had deferred revenue of $140,097.

NOTE 7 – SUBSEQUENT EVENT

During May, 2017 the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

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

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2017, revenues were $378,551 and $663,620 compared to $285,442 and $561,366 for the same periods in 2016. Revenue increased for the three and six month periods ending April 30, 2017 over the three and six month periods ended April 30, 2016 by 33% and 18.2%. The increase in revenue for the three and six month periods ended April 30, 2017 is attributed higher sales by the Cogent and NiC divisions on an international basis of the products of the Company

General and administrative expense was $536,665 and $1,050,518 for the three and six month periods ended April 30, 2017 compared to $580,683 and $1,213,271 for the same periods in 2016. The decrease in general and administrative expenses for the three and six month periods ended April 30, 2017, was a result of lower options expense along with lower payroll in 2017 over 2016.

For the three and six month periods ending April 30, 2017, the Company posted operating losses of $175,636 and $414,861 compared to operating losses of $301,697 and $670,896 for the same periods in 2016. The decrease in operating loss during the three and six month periods is attributable to higher sales in both periods of 2017 over 2016 and decreased expenses in consulting, salaries, and office expenses.

Other income for the three and six month periods ending April 30, 2017, was $11,589 and $7,084 compared to other income of $10 and $15 for the same periods in 2016.

Net loss before income taxes of $164,047 and $407,777 was recorded for the three and six month periods ending April 30, 2017, compared to a net loss before income taxes of $301,687 and $670,881 for the same periods in 2016. The lower loss for the three and six month periods in 2017 can be attributed to increased revenue, lower marketing, and general and administrative expenses in 2017 compared to 2016.

Net loss after taxes of $164,222 and $409,784 was recorded for the three and six month periods ending April 30, 2017, compared to a net loss after taxes of $301,687 and $670,881 for the same periods in 2016.

The Company incurred a comprehensive loss of $161,882 and $409,929 for the three and six month periods ended April 30, 2017 compared to a comprehensive loss of $250,501 and $628,653 for the same periods in 2016. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2017, Skkynet had current assets of $741,871 and current liabilities of $368,387, resulting in working capital of $373,484. Accumulated deficit, as of April 30, 2017, was $4,523,038 with total shareholders’ equity of $393,088.

Net cash used in operations for the six months ending April 30, 2017, was $25,611 compared to net cash used of $143,527 for the same period in 2016. Net cash used in operations decreased primarily due to the decrease in option expense of $89,137 in 2017 over 2016 and accounts payable increase of $67,562. Accrued liabilities due to related parties decreased by $16,625, deferred revenue decreased by $11,615, and accounts receivable increased by $102,104.

Net cash provided from financing activities, during the six month period ended April 30, 2017 was $256,300 compared to zero in the same period in 2016. The increase was due to a sale of common stock to one individual.

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

ITEM 4: CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2017, the Company issued 233,000 shares of common stock to one individual at $1.10 per share with a value of $256,300 for cash.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 14, 2017	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

