Form 10-Q
period 2017-07-31
Skkynet Cloud Systems, Inc.
filed 2017-09-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As September 14, 2017, there were 51,164,200 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	October 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$607,122	$266,860
Accounts receivable	178,547	156,977
Inventory	3,834	4,079
Prepaid	31,832	11,492
Total current assets	821,335	439,408

Property and equipment, net of accumulated depreciation of $77,516 and $78,807 respectively	1,173	1,311
Other assets	7,398	9,352
Total Assets	$829,906	$450,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$77,705	$59,110
Accrued liabilities – related party	230,839	49,984
Deferred revenue	135,221	94,711
Total current liabilities	443,765	203,805

Total liabilities	443,765	203,805

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,164,200 and 50,931,266 shares issued and outstanding, respectively	51,165	50,932
Additional paid-in capital	4,826,069	4,190,320
Accumulative other comprehensive loss	(50,390)	(75,398)
Accumulated deficit	(4,634,369)	(4,113,254)
Total shareholders’ equity	386,141	246,266
Total Liabilities and Stockholders’ Equity	$829,906	$450,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For Three and Nine Months Ended July 31,

(Unaudited)

	Three Months Ended		Nine Months
	2017	2016	2017	2016

Revenue	$363,049	$365,045	$1,026,669	$926,411
Direct material costs	447	3,313	28,069	21,824
Gross Profit	362,602	361,732	998,600	904,587

Operating Expenses:
General & administrative	460,242	568,757	1,510,760	1,777,300
Depreciation and amortization	173	264	514	744
Loss from operations	(97,813)	(207,289)	(512,674)	(873,457)

Other Income (Expenses):
Other income	1,090	(9)	1,090	6
Currency exchange	(49,201)	12,108	(42,117)	7,380
Total other income (expenses)	(48,111)	12,099	(41,027)	7,386

Net loss before taxes	(145,924)	(195,190)	(553,701)	(866,071)

Tax refund	34,593	34,272	32,586	34,272

Net loss after tax	(111,331)	(160,918)	(521,115)	(831,799)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Net loss to common shareholders	(114,236)	(163,823)	(529,830)	(840,514)

Foreign currency translation adjustment	19,343	(15,196)	25,008	32,842

Comprehensive (loss)	$(94,893)	$(179,019)	$(504,822)	$(807,672)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average common shares outstanding (basic and diluted):	51,164,200	50,876,600	51,020,288	50,876,600

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(521,115)	$(831,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	514	744
Option based compensation	343,078	470,678
Changes in operating assets and liabilities:
Increase in accounts receivable	(21,570)	(63,463)
Increase in accounts payable and accrued expenses	18,595	14,962
Increase in inventory	245	(2,030)
Increase in accrued liabilities – related parties	217,459	236,272
Increase in prepaid and other assets	(18,386)	(23,863)
Increase in deferred income	40,510	23,846
NET CASH (USED IN) OPERATING ACTIVITIES	59,330	(174,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	256.300	--
NET CASH FLOWS FROM FINANCING ACTIVITIES	256,300	--

Effect of exchange rate changes on cash	24,632	32,265

Net increase (decrease) in cash	340,262	(142,388)

Cash, beginning of period	266,860	469,944
Cash, end of period	$607,122	$327,606

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-MONETARY TRANSACTIONS
Options granted for accrued commissions	$36,604	$--

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

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $8,715 in Series B dividends which increases the loss to common shareholders from $521,115 to $529,830 for the nine month period ended July 31, 2017.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition, the Company is accruing director compensation at the rate of $2,500 per director per month. As of July 31, 2017, the accrued liability for compensation was $230,839.

As of July 31, 2017, and October 31, 2016, the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2017	October 31, 2016
Accrued salaries	$111,272	$--
Director fees	$67,500	$--
Accrued Commissions (1)	$37,667	$49.984
Consulting fees	$14,400	$--
Total accrued liabilities and accrued expense	$230,839	$49,984

_________

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

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,661,593. During the nine month period ended July 31, 2017, the Company expensed $343,078 for options. The unrecognized future balance to be expensed over the term of the options is $1,379,785.

 The following sets forth the options granted and outstanding as of July 31, 2017:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2016	6,263,200	0.54	5.18	4,308,600	2,857,703
Granted	492,700	0.42	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	(50,000)	(1.14)	--	--	--
Outstanding at July 31, 2017	6,705,900	0.52	4.94	4,938,240	1,198,174

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

During May 2017, the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreements are as follows:

Calendar Year
2017	$20,485
2018	$49,164
2019	$49,164
2020	$49,164
2021	$49,164
2022	$28,679
Total	$245,820

NOTE 6 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of July 31, 2017, the Company had deferred revenue of $135,221.

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

RESULTS OF OPERATIONS

For the three and nine month periods ending July 31, 2017, revenues were $363,049 and $1,026,669 compared to $365,045 and $926,411 for the same periods in 2016. Revenue increased for the nine month periods ending July 31, 2017 over the nine month periods ended July 31, 2016 by 10.8%. The increase in revenue for the nine month periods ended July 31, 2017 is attributed higher sales by the Cogent and NiC divisions, on an international basis, of the products of the Company

General and administrative expense was $460,242 and $1,510,760 for the three and nine month periods ended July 31, 2017 compared to $568,757 and $1,777,300 for the same periods in 2016. The decrease in general and administrative expenses for the three and nine month periods ended July 31, 2017, was a result of lower options expense along with lower payroll in 2017 over 2016.

For the three and nine month periods ending July 31, 2017, the Company posted operating losses of $97,813 and $512,674 compared to operating losses of $207,289 and $873,457 for the same periods in 2016. The decrease in operating loss during the three and nine month periods is attributable to higher sales in both periods of 2017 over 2016 and decreased expenses in consulting, salaries, and office expenses.

Other income and expense for the three and nine month periods ending July 31, 2017, was expense of $48,111 and $41,027 compared to other income of $12,099 and $7,386 for the same periods in 2016 due to currency changes.

Net loss before income taxes of $145,924 and $553,701 was recorded for the three and nine month periods ending July 31, 2017, compared to a net loss before income taxes of $195,190 and $866,071 for the same periods in 2016. The lower loss for the three and nine month periods in 2017 can be attributed to increased revenue, lower marketing, and general and administrative expenses in 2017 compared to 2016.

Net loss after taxes of $111,331 and $521,115 was recorded for the three and nine month periods ending July 31, 2017, compared to a net loss after taxes of $160,918 and $831,799 for the same periods in 2016.

The Company incurred a comprehensive loss of $94,893 and $504,822 for the three and nine month periods ended July 31, 2017 compared to a comprehensive loss of $179,019 and $807,672 for the same periods in 2016. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2017, Skkynet had current assets of $821,335 and current liabilities of $443,765, resulting in working capital of $377,570. Accumulated deficit, as of July 31, 2017, was $4,634,369 with total shareholders’ equity of $386,141.

Net cash provided by operations for the nine months ending July 31, 2017, was $59,330 compared to net cash used of $174,653 for the same period in 2016. Net cash used in operations decreased primarily due to a decrease in net loss in 2017 over 2016 of $310,684, a decrease in option expense of $127,600 in 2017 over 2016. Accrued liabilities due to related parties decreased by $18,813, deferred revenue increased by $16,664, and accounts receivable decreased by $41,893.

Net cash provided from financing activities, during the nine month period ended July 31, 2017 was $256,300 compared to zero in the same period in 2016. The increase was due to a sale of common stock to one individual.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 14, 2017	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

