Form 10-K
period 2017-10-31
Skkynet Cloud Systems, Inc.
filed 2018-02-13
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒
(Do not check if smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2017 was 15,840,300 with a market value of $12,323,753. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 13, 2018, was 51,287,266.

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

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”), and Skkynet Japan 株式会社 (“Skkynet Japan”). Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”. We will also expand the areas of business activity to which our products and services are applied.

In a report dated December 2, 2014 International Data Corporation (“IDC”) predicted that worldwide Information and Telecommunications Technology (“IT”) spending would grow 3.8% year over year to over $3.8 trillion in 2016, with IoT being one of the most important innovation accelerators for growth and expansion of IT-based value in third-party platforms1. Gartner, Inc. (“Gartner”) issued a similar prediction for worldwide IT spending to grow 2.4% year over year to $3.8 trillion in 20162. IDC also forecasted in October 2014 that public IT Cloud services spending will approach $127 billion in 20183. The same IDC research report states that over the next five years spending on public IT Cloud services will expand at a compound annual growth rate (CAGR) of 22.8 percent from over $56 billion in 2014, which is six times that of the IT industry as a whole. Moreover, IDC predicts that public IT cloud services will account for more than half of worldwide software, server, and storage spending growth. Gartner reports a similar growth trend in IT spending on public Cloud services, which is five times faster than growth in IT spending across all other categories4. In December 2014, IDC released a report forecasting that worldwide SaaS enterprise applications will increase to $50.8 billion by 2018, from $22.6 billion in 2013, at a CAGR of 17.6% over this five-year period5. On November 10, 2014, Gartner forecasted that by 2018, much of what will drive digital business will only be viable in SaaS6.

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies7, and how it will transform the industrial workforce8. Of the nine new technologies, several fit within the scope of Skkynet’s core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration. Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time. We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives. Through Skkynet Japan, we also provide custom hardware and firmware development for embedded systems. This capability allows us to connect industrial hardware directly to our SaaS Cloud-based service.

____________

1 http://www.idc.com/getdoc.jsp?containerId=prUS25285614

2 http://www.gartner.com/newsroom/id/2959717

3 http://www.idc.com/getdoc.jsp?containerId=prUS25219014

4 http://www.gartner.com/doc/2858118/forecast-public-cloud-services-worldwide

5 http://www.idc.com/getdoc.jsp?containerId=252568

6 http://gartnernews.com/gartner-forecasts-it-spending-growth-and-trends/

7 http://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

8 http://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

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

Although we are primarily involved thus far in the areas of industrial processing and financial services, the concepts and software underlying our existing products and services are applicable to a variety of areas including fleet tracking, energy usage monitoring and control including wind power, solar power and agriculture. Our products are modular in design and are therefore well-suited for use in OEM and embedded products. We have obtained existing clients in some of these areas, but to date we have not had the resources to pursue systematically the marketing and sale of our products and services to these industries.

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

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $1,090,044 in annual revenues from its operations for its fiscal year ended October 31, 2017 and $976,540 in annual revenues for the fiscal year ended October 31, 2016.

Our acquisition of NiC

In November 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Nic Corporation (now named Skkynet Japan) in Osaka, Japan from Mr. Akira Iwata, Mrs. Takako Nishikawa and Mr. Mitsuharu Sekiguchi in exchange for a total of one-hundred and ten thousand ($110,000.00) U.S. dollars and fifty thousand (50,000) restricted shares of our common stock, as a result of which NiC became our wholly-owned subsidiary. At the acquisition closing, NiC’s business consisted primarily of providing custom hardware and software development services to a variety of embedded industrial and office hardware and software products. In August 2017, NiC was formally renamed to Skkynet Japan 株式会社 and now markets and provides support for Skkynet’s products and services primarily to manufacturers in industrial processes and energy companies.

Our business

We are an industrial middleware vendor that has specialized in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high speed redundancy facility and a web-based user interface providing desk-top quality graphics. We have patented and patent-pending technologies that addresses the data transmission problems of data rate, latency, redundancy, and security in Cloud based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet, as well as networking bidirectional real-time data directly from within Microsoft Excel™.

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

In the industrial automation space, we have customers in a wide variety of business sectors including aerospace, automation and control, chemicals, communications, education, engineering, food and beverage, financial services, healthcare and pharmaceuticals, instrumentation, natural resources, and systems integrators, including several Fortune 100 and large multinational companies. Over a 6 year period we, including the historical operations of Cogent, have provided our products and services to more than 1100 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food& Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators.

The Company sells to their end-user customers both directly and through resellers. Three resellers accounted for 51% of sales in 2017 and 58% of sales in 2016. The Company maintains all the information on their end user customers and should a reseller discontinue operations, the Company can sell directly to the end user. In 2017, no end user customers were responsible for more than 10% of our revenues and twenty three (23) end user customers were responsible for approximately 50% of gross revenue. In 2016, one customer was responsible for more than 10% of revenue and fourteen (14) end user customers were responsible for approximately 50% of gross revenue. Our customers have included many companies among the Fortune 500, and we have sold our products and services to approximately 251 such customers in 2017 and 233 in 2016.

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

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements. Our software is designed to be modular, such that the customer can choose from a variety of Product Packs and features to create the type of system that they require. There are currently eighteen (18) different Product Packs such as DataHub® OPC Tunneler and DataHub® WebView. Each Product Pack is a selection of different functionalities chosen from a total of over 20 different available features. The customer selects the set of features it requires for its particular application, with the software licensing price determined by that feature set.

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

As part of our expansion into Cloud services, we provide three types of Cloud service: remotely hosted Cloud systems, locally hosted Cloud systems, or a hybrid of the two. In the remotely located case, we maintain and manage the operating system infrastructure that allows users to access their industrial automation data via the Internet. We subcontract the Cloud hardware infrastructure from large, established vendors. In the locally hosted case, the customer is responsible for the hardware and data connectivity, and we will provide the software, and optionally the system administration for that software. A customer who wants a remotely located Cloud system will still be required to run some software locally. Our existing on-premise software acts as a bridge between the plant and the remote Cloud system, making a hybrid implementation possible. If the Cloud system becomes unavailable due to communication outage or hardware failure, the customer’s plant will still continue to run in isolation from the remote Cloud system, simply reconnecting once the remote system becomes available again. In effect, our Cloud offering acts as an extension of the local process to a wide-area network or to the Internet. For reasons of speed, security and resiliency we do not anticipate that customers will accept a purely Cloud-based system for their immediate industrial automation data needs. We believe that this may change in the future as technology and market expectations change, as they have done in other markets that have adopted purely Cloud-based services, such as, for example, Salesforce.com and customer relations management (CRM) software.

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

We offer customer support via telephone email, fax and Internet message board during office hours. Where appropriate, we offer live desktop-sharing sessions with customers via video conference. This dramatically reduces the time to resolution when the customer’s network and security policy allow it. We have distributors in different parts of the world who offer support in the customer’s time zone and language. We place a high priority on support of distributors, including joint phone calls and video conference sessions with their customers to arrive at quick and satisfactory resolutions.

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

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we offer to deploy our software on private servers managed by the customer or local Cloud infrastructure providers. These “private Cloud” systems will require IT professionals to maintain them, and will further require the attention of experts knowledgeable in real-time data systems. We offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers. For this reason, we are currently working to partner with Cloud infrastructure providers in other countries where there is sensitivity over customer data remaining inside those countries. In 2015, one such partner launched a new private Cloud service, iBRESS™, in Japan, and in December 2017 this partner launched a next-generation Cloud service localized to the Asian markets based on our SkkyHub™ service.

The third area of growth is also related to Cloud systems. For the past 20 years, commercial activity on the Internet has been dominated by business-to-consumer or business-to-business applications. The advent of extremely low-cost and low power consumption sensors will change that, making the Internet into a viable medium for machine-to-machine applications. That is, sensors, machines, appliances and other devices will become directly-connected data transmitters, numbering in the billions. This rise of machine-to-machine communication will require the kinds of real-time data distribution that will be at the center of our Cloud activity. We believe that our Cloud services will be positioned to take advantage of the future development of this “Internet of Things.” Some examples of applications that need this kind of data access are home energy monitoring, commercial building energy management, agricultural monitoring, weather monitoring, remote seismic sensing, fleet tracking and asset maintenance.

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

Our intellectual property

We have an exclusive license of all of our intellectual property from an affiliated corporation that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” As a result of this license we have five U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092 and 9,667,689, Japanese Patent No. JP2012533444, Korean Patent No. KR101730584, Australian Patent No. 2010306379, International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed and pending in Europe, China, Canada, Brazil and India.

The second patent family includes U.S. Patent Serial Nos. 9,100,424, 9,288,272 and 9,762,675 directed towards system and methods for secure real-time cloud services. The system and methods provide a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bi-directionality. The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet. We have filed U.S. continuation and International Patent Application Serial No. PCT/IB2015/001765 for this patent application family, with National Phase applications currently filed and pending in Europe, China, Canada, Japan, Korea.

A third patent family was recently filed in the U.S. and internationally for improved methods to network bidirectional real-time data directly from within Microsoft Excel.

As part of our license we have the exclusive right to use several registered trademarks including “DATAHUB” which is registered in the United States and Canada. We have a registered trademark for “SKKYNET” in Canada. We also have pending trademark application for the “SKKYNET” mark in the United States. We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors. Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

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

ITEM 1A: RISK FACTORS

Not applicable

ITEM 1B: UNSOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company principal office is located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2014 through July 31, 2017. Under the terms of the lease, the gross monthly rental cost including common area charges is $6,700. The lease terminated on July 31, 2017.

During May 2017, the Company signed a new 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of February 10, 2017; the Company had 51,287,200 shares of its common stock issued and outstanding, of which 15,840,300 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2016	1.15	1.00
2nd Qtr. 2016	1.05	1.00
3rd Qtr. 2016	1.00	0.90
4th Qtr. 2016	0.96	0.80
1 st Qtr. 2017	0.90	.055
2 nd Qtr. 2017	0.90	0.45
3 rd. Qtr. 2017	0.90	0.252
4 th Qtr. 2017	0.40	0.30

As of October 31, 2017, the Company estimates there are approximately 126 “holders of record” of its common stock.

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

On October 31, 2017, the Company issued 123,000 shares of common stock at $0.40 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $49,200.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2017		2016
Revenue	$1,336,316	100%	$1,172,306	100%
Direct material costs	32,254	2.4%	23,316	2.0%
Gross profit	1,304,062	97.6%	1,148,990	98%
Operating expenses:
General and administrative expense	2,053,758	(153.7)%	2,296,491	(195.9)%
Depreciation	701	(0.0)%	978	(0.00)%
Income (loss) from operations	(750,397)	(56.2)%	(1,148,479)	(97.9)%
Other income(expense)	(25,846)	1.9%	17,265	1.5%
Net income(loss) before taxes	(776,243)	(58.1)%	(1,131,214)	(96.4)%
Tax refund	33,317	2.5%	33,770	2.9%
Net income (loss)	(742,926)	(55.6)%	(1,097,444)	(93.6)%

Revenue: For the year ended October 31, 2017, the Company had revenues of $1,336,316 compared to $1,172,306 of revenue for the year ended October 31, 2016. This reflects an increase of $164,010 from 2016 to 2017. Sales increase can be attributed to the increase of sales in Skkynet Japan and Cogent. During the year ended October 31, 2017 the Company deferred revenue of $103,204 compared to deferred revenue of $ 94,711 during the same period in 2016 or an increase of $8,493. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

Direct Costs: For the year ended October 31, 2017, the Company’s direct costs were $32,254 compared to $23,316 for the same period in 2016, an increase of $8,938. The increase was attributable higher sales. Costs as a percent of revenue decreased in 2017 over the same period in 2016 by 0.4%.

General and Administrative Expenses: (G&A) Total general and administrative expenses decreased to $2,053,758 in the year ended October 31, 2017 from $2,296,491 for the same period in 2016. This was a decrease of $242,733 and as a percent of revenue G&A decreased from 195.9% in 2016 to 153.7% in 2017. The decrease is attributed to lower costs in the Cogent subsidiary in 2017 verses 2016 of approximately $300,000.

Depreciation and Amortization: The Company had depreciation of $701 in 2017 compared to $978 in 2016.

Other Income Expenses: Other income and expense totaled $26,978 in expense during the year ended October 31, 2017 compared to $17,265 in income during the same period in 2016. The expense consisted of currency exchange of $26,978 and other income of $1,132 compared to other income of $20, interest and currency exchange of $17,245 in the same period for 2016.

Income Tax: During the periods ending October 31, 2017 and 2016 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the years ended October 31, 2017 the subsidiary received a tax refund of $33,317.

Net Income (Loss): The Company recorded a net loss of $754,926 for the year ending October 31, 2017 compared to net loss of $1,097,444 for the same period in 2016, a decrease of $354,518. The stock-based compensation for options granted of $504,585 offset by a decrease of general and administrative expenses were the key components of the decrease in net loss in 2017 over 2016.

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

Working Capital: At October 31, 2017, the Company had working capital of $562,163 with current assets of $752,007 and current liabilities of $189,844 or a current ratio of 3.96 to 1. The current assets consisted of cash of $582,671, account receivable of $147,174, inventory of $2,634 and prepaid expense of $19,528. The current liabilities of the Company at October 31, 2017 are composed primarily of accounts payable and accrued expenses of $56,653, accrued liabilities to related party of $29,987 and deferred revenue of $103,204.

Operating Activities: Net cash provided by operating activities, during the year ending October 31, 2017 was $31,697 compared to cash used of $166,161 for the same period in 2016. This represents a positive change of $197,858. The primary factor in the change in cash flow from operating activities is the reduction in accrued liabilities to related parties in the period ending October 31, 2017. The reduction was due to the conversion of the accrued liabilities to common stock and options for the contribution to capital by the related parties.

Financing Activities: Net cash provided by financing was $256,300 for the year ending October 31, 2017 compared to net cash provided by financing activities of $0 for the same period in 2016. Net cash provided in 2017 was due to common stock sold for cash of $256,300.

As of October 31, 2017, the Company had total assets of $758,964 and total liabilities of $189,844. Stockholders’ equity as of October 31, 2017 was $569,120 compared to stockholder’s equity of $246,266 at October 31, 2016. Liabilities decreased in 2017 due to lower accrued liabilities to related party offset by reduced accounts payable and accrued expenses.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is sufficient to meet the Company’s cash needs if the Company continues to operate its ongoing business as presently conducted through revenues generated from operations of our subsidiary for the next 12 months. The Company secured additional funds; through three private equity financings totaling $1,248,100; completed during the year ended October 31, 2014, $100,000 during the year ended October 31, 2015 and $256,300 during the year ended October 31, 2017. The Company may from time to time seek additional equity or debt financing as it feels is required to continue the growth of the Company.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	54	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	43	March 2013	Director, President and Assistant Secretary
Mr. Paul Benford	51	March 2013	Director and COO
Mr. Lowell Holden	75		CFO and Treasurer
Mr. Norman Evans	63	August 2013	Independent Director
Mr. Kenneth W. Jennings	69	August 2013	Independent Director
Mr. John Adiletta	69	September 2014	Independent Director

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

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiaries, Cogent, Skkynet (Canada), Skkynet (USA) and Skkynet Japan. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiaries Cogent, Skkynet (Canada), Skkynet (USA) and Skkynet Japan.

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

PAUL E. THOMAS: Mr. Paul E. Thomas has been the President and Assistant Secretary of Skkynet since November 26, 2011 and became a member of the Board of Directors on March 26, 2013. Mr. Paul Thomas has also been Vice President of Intellectual Property for Cogent since January 1, 2012. Mr. Paul Thomas is the brother of our CEO and Board Chairman, Andrew S. Thomas. From September 2008 to the present Mr. Thomas has been the founder and principal of a group of affiliated companies, LifeCycle IP Management, Inc. and LifeCycle Capital Partners, Inc. that are engaged in various IP related businesses including valuations, due diligence, transactions analysis and structuring, strategic partnering and filing and processing IP applications to regulatory authorities. Prior thereto, from January to September 2008, Mr. Thomas was Assistant General Counsel at Iovate Health Sciences at which he managed the global IP portfolio of more than 100 patent families of products. Prior thereto, Mr. Thomas from 2007 to 2008 Mr. Thomas was IP and Corporate Development Counsel at Cipher Pharmaceuticals, Ltd., and during the period between 2000-2007 Mr. Thomas practiced intellectual property law as an associate lawyer at three different law firms in Toronto Canada. Mr. Thomas is a registered patent agent with the U.S Patent and Trademark Office and a registered patent and trademark agent with the Canadian Patent Office. Mr. Thomas received his J.D. from the University of British Columbia in 2000. He also received a Master of Applied Science in Chemical Engineering from the University of British Columbia in 1998 and a B.A in Applied Science, Chemical Engineering from Queen’s University, Kingston in 1995. Mr. Paul Thomas’s qualifications to serve as a director of the Company consist of his experience in fund raising activities for developing companies, public and private, and proper planning for intellectual property development and protection of our products and services.

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

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech (NBIO), PTS, Inc (PTSH) and CFO and director of EMR Technology Solutions Inc. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

XAVIER MESROBIAN: Mr. Xavier Mesrobian has been the Vice President of Sales and marketing since October 1, 2013. He has direct experience with cutting edge venture-backed software start-ups and possesses extensive experience in technical sales. Since 2008, Mr. Mesrobian was an Account Development Executive at ADP Inc., Dealer Services Division. Prior to his work at ADP, from 2003 to 2007, he was Director of Product Management and Business Development at Decisiv, Inc., a leading provider of a Service Relationship Management (SRM) platform, and prior thereto he was the Director of Market Development at Novarra Inc., an internet mobility software company. Mr. Mesrobian received a BA from Carleton University in Economics.

NORMAN EVANS: Mr. Norman Evans has been a director of the Company since August 2013 and has retired as the Chief Financial Officer of Cipher Pharmaceuticals Inc., a Canadian publicly-listed pharmaceutical company. Mr. Evans is also a Chartered Accountant with over 25 years of business experience. Prior to his work at Cipher, from 1996 to 2006, Mr. Evans was Vice-President of Finance at MDS Pharma Services, a pharmaceutical services company, and prior thereto was a Partner at Ernst & Young Inc. Mr. Evans received a B.Sc. from Concordia University and received his Canadian Chartered Accountant designation in 1980. Mr. Evans’ qualifications to serve as a director of Skkynet consist of his experience in conducting audits, corporate governance and financial reporting for public companies.

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

Conflict of Interest

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

Board Independence

As currently constituted and applying the rules of NASDAQ Norman Evans, Kenneth Jennings and John X Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2017, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2017 the Company paid its officers and directors an aggregate of $284,000 plus an aggregate accrued salaries and consulting fees of $289,984. In addition, in 2017, the Company’s officers and directors contributed $289,984 to capital for an aggregate of 123,000 shares of common stock and 584,900 options.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
Awards
Name and Principal Position	Year	Salary ($)(8)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under-lying options/ SARs (#)	Payouts LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation

Andrew S. Thomas, (1,2,5) Chief Executive Officer	2017 2016 2015	108,446 104,808 115,619	- - -	- - -	- - -	- - -	- - -	- - -	108,446 104,808 115,619

Paul Benford, (1,2) Chief Operating Officer	2017 2016 2015	107,899 105,154 115,619	- - -	- - -	- - -	- - -	- - -	- - -	107,899 105,154 115,619

Lowell Holden, (3) Chief Financial Officer	2017 2016 2015	48,000 48,000 48,000	- - -	- - -	- - -	- - -	- - -	- - -	48,000 48,000 48,000

Paul E. Thomas, (4) President	2017 2016 2015	107,599 104,981 116,619	- - -	- - -	- - -	- - -	- - -	- - -	107,595 104,981 115,619

Xavier Mesrobin. Vice President Sales	2017 2016 2015	76,494 75,439 115,378	- - -	- - -	- - -	- - -	- - -	26,773 41,446 -	103,267 116,885 115,378

Norman Evans, Director (6)	2017 2016 2015	- - -	- - -	30,000 30,000 30,000	- - -	- - -	- - -	- - -	30,000 30,000 30,000

Kenneth Jennings, Director (6)	2017 2016 2015	- - -	- - -	30,000 30,000 30,000	- - -	- - -	- - -	- - -	30,000 30,000 30,000

John X Adiletta, Director (6)	2017 2016 2015	- - -	- - -	30,000 30,000 30,000	- - -	- - -	- - -	- - -	30,000 30,000 30,000

__________

(1)	Mr. Andrew S. Thomas and Mr. Benford received cash salary paid by Cogent Real-Time Systems Inc. of $35,187 and $64,255 respectively. Mr. Andrew S. Thomas and Mr. Benford accrued salaries of $73,259 and $43,644 during the year ended October 31, 2017, respectively.
(2)	Mr. Andrew S. Thomas and Mr. Benford had accrued salaries totaling $73,259 and $43,644, respectively which was not paid but was contributed to capital at the end of the year for 183,100 and 109,100 options, respectively.

(3)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $28,800 for serving as an officer and accrued $19,200 during the year for total accrued salary of $48,000 which was contributed to capital for 48,000 share of common stock. As of October 31, 2017, $19,200 of the accrued compensation was contributed to capital for 48,000 of the Company’s common stock.
(4)	Mr. Paul E. Thomas received cash payments of $80,319 for consulting services through LifeCycle IP Management Inc., which he owns, and $27,277 was accrued. As of October 31, 2017, the accrued salary of $27,277 was contributed to capital for 68,200 options.
(5)	Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $35,850 during fiscal year 2017 for services as a Japanese business manager and translator.
(6)	Directors fees of $90,000 for the three outside directors were accrued and not paid. As of October 31, 2017, the three directors contributed the accruals to capital for 75,000 shares of the Company’s common stock for Mr. Adiletta and 75,000 options each for Mr. Evans and Mr. Jennings.
(7)	Mr. Mesrobin was paid $75,439 in salary and earned $41,761 in commissions of which $27,277 was paid in cash, $2,543 in stock leaving accrued commissions of $29,987.
(8)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

Effective October 1, 2013, the Company entered into an Employment Agreement (the “Agreement”) with our Vice President, Sales & Marketing, Xavier Mesrobian commencing November 1, 2013 for an indefinite term. The agreement provides that Mr. Mesrobian is to receive an annual base salary of CDN$100,000, subject to annual increase at the discretion of our Board of Directors, and a commission calculated quarterly based on sales/revenue growth of the Company. In addition, Mr. Mesrobian is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Mesrobian’s performance. The Employment Agreement permits Mr. Mesrobian to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, , certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.4	568,500
Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.77	369,500
Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.2	361,000
Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	124,400	(2)	0.24	137,000
Norman Evans 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	60,000		0.11	193,300
Kenneth Jennings 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	191,800
John X Adiletta 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	139,300		0.28	44,000
Xavier Mesrobian 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	--		--	272,500

All directors and officers as a group	35,446,700		69.24	2,137,600

_________

(1)	Denotes officer or director.
(2)	Mr. Holden holds 119,400 of his shares directly and 5,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2017, is 6,438,800 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 7,223,800 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $1.40 per share.

The following table sets forth the option holder as of October 31, 2017:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	608,500
Paul Benford	Officer and Director	391,000
Paul Thomas	Officer and Director	407,500
Lowell Holden	Officer	190,000
Xavier Mesrobian	Officer	1,224,500
Ken Jennings	Director	204,300
Norm Evans	Director	204,300
John X Adiletta	Director	57,500
Employees and consultant as a group	--	3,936,200
Total		7,223,800

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	2,776,200
Equity compensation plans not approved by security holders	--	--	2,776,200
Total	10,000,000	--

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

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

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $35,187 and $64,255 as salary, respectively, for the fiscal year ended October 31, 2017 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $73,259 (Mr. Thomas) and $43,644 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $35,850 as salary for the fiscal year ended October 31, 2017 for services as a Japanese business manager and translator. As of October 31, 2017, each contributed their accrued salary $73,259 (Mr. Thomas) and $43,644 (Mr. Benford) to capital for 183,100 and 109,100 options, respectively.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $28,800 during the year ending October 31, 2017 and accrued $ 19,200 in consulting fees in the Company. As of October 31, 2017, Mr. Holden contributed $19,200 to capital for 48,000 shares of Common stock.

Mr. Paul E. Thomas, the President of the Company was paid $80,319 for services for the fiscal year ended October 31, 2017 and accrued $27,277 in salary in the subsidiary. As of October 31, 2017, Mr. Thomas contributed $27,277 of accrued salary to capital for 68,193 options.

On October 31, 2016, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2016 in exchange for shares of common stock and options. The $281,563 of accrued compensation was exchanged for 258,181 options granted with a value of $232,363 and 54,600 shares of common stock was exchanged for $49,200 of accrued compensation.

On October 31, 2017, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2017 in exchange for shares of common stock and options. The $289,984 of accrued compensation was exchanged for 584,900 options granted with a value of $240,078 and 123,000 shares of common stock was exchanged for $49,200 of accrued compensation

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,259	183,100	--
Paul Benford	$43,644	109,100	--
Paul Thomas	$27,277	68,200	--
Lowell Holden	$19,200	--	48,000
Xavier Mesrobian	$36,604	74,500	--
All three directors	$90,000	150,000	75,000
Total	$289,984	584,900	123,000

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone Bailey, LLP Certified Public Accountants.

	2017	2016
Audit fees	$30,000	28,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2017 and 2016.

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

_________

 * Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 13, 2018.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2018.

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skkynet Cloud Systems, Inc.

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Skkynet Cloud Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skkynet Cloud Systems, Inc. and its subsidiaries as of October 31, 2017 and 2016 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 13, 2018

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$582,671	$266,860
Accounts receivable	147,174	156,977
Inventory	2,634	4,079
Prepaid	19,528	11,492
Total current assets	752,007	439,408

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $82,721 and $69,918	961	1,311
Other assets	5,996	9,352
Total assets	$758,964	$450,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$56,653	$59,110
Accrued liability - related parties	29,987	49,984
Deferred Income	103,204	94,711
Total current liabilities	189,844	203,805

Total liabilities	189,844	203,805

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and Outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock, $0.001 par value, 70,000,000 authorized, 51,287,266 and 50,931,266 issued and outstanding, respectively	51,288	50,932
Additional paid-in capital	5,240,833	4,190,320
Accumulated Other Comprehensive Income (loss)	(60,487)	(75,398)
Accumulated deficit	(4,856,180)	(4,113,254)
Total stockholders’ equity	569,120	246,266

Total liabilities and stockholders’ equity	$758,964	$450,071

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2017	2016

Revenue	$1,336,316	$1,172,306
Cost of goods sold	32,254	23,316
Gross profit	1,304,062	1,148,990

Operating expenses:
General and administrative expense	2,053,758	2,296,491
Depreciation	701	978
Income (loss) from operations	(750,397)	(1,148,479)

Other income (expenses):
Other income	1,132	20
Currency exchange	(26,978)	17,245

Total other income (expense)	(25,846)	17,265

Net (loss) before taxes	(776,243)	(1,131,214)

Corporate tax refund	33,317	33,770

Net (loss)	$(742,926)	$(1,097,444)

Preferred dividends	(11,620)	(11,620)

Net loss to common shareholders	(754,546)	(1,109,064)

Foreign currency translation adjustments	14,911	2,528

Comprehensive (loss)	(739,635)	(1,106,536)

Net (loss) per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding	51,057,293	50,876,750

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2017 AND 2016

										Total
					Series B Preferred		Additional			Stockholders’
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Retained	Currency	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Translation	(Deficit)

Balance as of October 31, 2015	50,876,600	$50,877	5,000	$5	193,661	$193,661	$3,314,187	$(3,015,810)	$(77,925)	$464,995

Common stock issued for accrued compensation to related parties	54,666	55			--	--	49,145	--	--	49,200
Options issued for contribution to capital	--	--	--	--	--	--	232,363	--	--	232,363
Stock option expense	--	--	--	--	--	--	594,625	--	--	594,625
Change due to currency translation	--	--	--	--	--	--	--	--	2,527	2,527

Net loss	--	--	--	--	-	--	--	(1,097,444)	--	(1,097,444)
Balance as of October 31, 2016	50,931,266	50,932	5,000	5	193,661	193,661	4,190,320	(4,113,254)	(75,398)	246,266

Common stock issued for cash	233,000	233	--	--	--	--	256,067	--	---	256,300
Common stock issued for accrued compensation to related parties	123,000	123	--	--	--	--	49,077	--	--	49,200
Options issued for contribution to capital	--	--	--	---	--	--	240,784	--	--	240,784
Stock option expense	--	--	--	--	--	--	504,585	--	--	504,585
Change due to currency translation	--	--	-	--	--	--	--	--	14,911	14,911

Net loss	--	--	--	--	---	--	--	(742,926)	--	(742,926)

Balance as of October 31, 2017	51,287,266	$51,288	5,000	$5	193,661	$193,661	$5,240,833	$(4,856,180)	$(60,487)	$569,120

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(742,926)	$(1,097,444)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	701	978
Option based compensation	504,585	594,625
Changes in operating assets and liabilities:
Accounts receivable	12,242	14,133
Inventory	1,117	7,584
Prepaid and other assets	(4,843)	(10,733)
Accounts payable and accrued expense	(11,996)	311,893
Accrued liability-related party	268,221	(5,448)
Deferred revenue	4,596	18,251
Net cash provided by (used in) operating activities	31,697	(166,161)

Cash flows from financing activities:
Proceeds from issuance of common stock	256,300	--
Net cash provided by financing activities	256,300	--

Effects of foreign currency translation	27,814	(36,973)

Net increase (decrease) in cash	315,811	(203,134)
Cash – beginning of year	266,860	469,994
Cash – end of year	$582,671	$226,860

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued compensation to capital-related parties	$289,984	$281,563

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet Cloud Systems, Inc. (Skkynet), a Nevada Corporation headquartered in Toronto, Canada was formed on August 31, 2011. Skkynet operates it business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (Cogent)(Canada), Skkynet Corp (Canada), Skkynet, Inc. (USA) and Skkynet Japan (formally NiC Corporation) (NiC) (Japan). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

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

On November 1, 2014, the Company acquired all the outstanding shares of Skkynet Japan (formally Nic Corporation), based in Japan, for $110,000 in cash plus 50,000 shares of common stock. The Company determined in accordance with ASC 805-10-25-6 that the 50,000 shares of common stock was valued at the closing price on the date of purchase at $1.49 for a total value of $74,500. In accordance with purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Customer Lists represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada), Skkynet Inc (US) and Skynet Japan (formally NiC Corporation) (Japan). All material intercompany balances and transactions have been eliminated.

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

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2017 and October 31, 2016, respectively.

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

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the year ended October 31, 2017, 5,518,640 potentially issuable shares of common stock from stock options have been excluded from the calculation because their effect would be antidilutive to the Company’s net losses. Basic and diluted net income per share is the same due to net losses during both periods.

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

Income taxes for subsidiaries Cogent Real-Time Systems and Skkynet Japan are subject to the tax statutes in their country of domicile which are Canada and Japan.

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

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.”

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2017 and 2016:

	2017	2016
Property and equipment	$83,682	$71,229
Less: accumulation depreciation	82,721	69,918
Net property and equipment	961	1,311

Depreciation expense totaled $701 and $978 for the years ended October 31, 2017 and 2016 respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2017, and 2016:

	2017	2016
Income/(Loss) Before Income Taxes	$(268,164)	$(307,521)

Income Tax Recovery/Expense	(56,314)	(107,632)
Use of PY NOL
Valuation Allowance	56,314	107,632
	$-	$-

Net Operating Losses	$1,725,365	$1,457,201
Tax Rate	21%	35%

Deferred Tax Assets	362,327	510,020
Valuation Allowance	(362,327)	(510,020)
Net Deferred Tax Assets	$-	$-

The Parent Company had a net loss of $268,164, and $307,521 for the years ended October 31, 2017 and 2016, respectively. As of October 31, 2017, the Company had a net operating loss carry forward of $1,725,365 which can be used to offset future taxable income. The carry forwards will begin to expire in 2036, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2017 and 2016 is as follows:

	2017	2016
U.S. federal statutory rate	21%	35%
Net operating loss	(21)%	(35)%
Effective tax rate	--%	--%

The parent Company due to its loses has not filed US Corporate tax returns and is subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2017, and 2016:

	2017	2016
Income/(Loss) Before Income Taxes	$137,551	$(3,870)

Income Tax Recovery/Expense	(27,510)	(774)
Valuation Allowance	27,510	774
	-	-

Net Operating Losses	$662,372	$799,798
Tax Rate	20%	20%

Deferred Tax Assets	132,474	159,960
Valuation Allowance	(132,474)	(159,960)
Net Deferred Tax Assets	-	-

The Canadian Company had a net income of $137,551 and net loss of $3,870 for the years ended October 31, 2017 and 2016, respectively. As of October 31, 2017, the Company had a net operating loss carry forward of $662,372 which can be used to offset future taxable income. The carry forwards will begin to expire in 2034, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2017 and 2016 is as follows:

	2017	2016
Canadian federal statutory rate	20%	20%
Net operating loss	(20)%	(20)%
Effective tax rate	--%	--%

The Canadian Company has filed corporate tax returns through October 31, 2017 and is subject to examination back to 2013.

During the years ended October 31, 2017 and 2016 Cogent received tax refunds of $33,317 and $33,770, respectively. The refunds are received under a scientific research and development program.

The Company’s deferred tax assets for the Japanese subsidiary company consisted of the following as of October 31, 2017:

	2017	2016
Income/(Loss) Before Income Taxes	$3,428	$(69,968)

Income Tax Recovery/Expense	1,303	(26,595)
Valuation Allowance	(1,303)	26,595
	-	--

Net Operating Losses	$93,726	97,154
Tax Rate	38.01%	38.01%

Deferred Tax Assets	35,625	36,928
Valuation Allowance	(35,625)	(36,928)
Net Deferred Tax Assets	-

The Japanese Company had net income of $ 3,428 and a net loss of $69,968 for the years ended October 31, 2017 and 2016. As of October 31, 2017 the Company had a net operating loss carry forward of $93,726, which can be used to offset future taxable income. As the Company was acquired on November 1, 2014, the loss carry forward may be subject to a change in control calculation.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2017 is as follows:

	2017	2016
Japanese federal statutory rate	38.01%	38.01%
Net operating loss	(38.01)%	(38.01)%
Effective tax rate	--%	--%

Skkynet Japan has filed corporate tax returns through July 31, 2017 and is subject to examination back to 2008 under law.

NOTE 5 – EQUITY

On October 31, 2016, the Company issued 54,600 shares of common stock at $0.90 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $49,200.

On March 7, 2017, the Company issued 233,000 shares of common stock to one individual at $1.10 per share with a value of $256,300 for cash.

On October 31, 2017, the Company issued 123,000 shares of common stock at $0.40 per share to an officer and director of the Company for their contribution of accrued compensation to capital with a value of $49,200.

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

On April 7, 2017 one of the officers converted $36,604 (CDN $50,000) of commission to 74,500 options.

On October 31, 2017, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2017 in exchange for shares of common stock and options. The $253,380 of accrued compensation was exchanged for 510,400 options granted with a value of $204,180 and 123,000 shares of common stock was exchanged for $49,200 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,259	183,100	--
Paul Benford	43,644	109,100	--
Paul Thomas	27,277	68,200	--
Lowell Holden	19,200	--	48,000
All three directors	90,000	150,000	75,000
Total	$253,380	510,400	123,000

NOTE 7 – OPTIONS

The Company under its 2012 option plan issues options to various officers, directors and consultants. The options vest in equal annual installments over a five-year period with the first 20% vested when the options were granted. All options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

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

On April 7, 2017, the Company issued 74,500 options with an exercise price of $0.50 to one employee for the reduction of $36,604 of accrued commissions (CDN $94,404 to CDN $44,404). The options have a fair value using the Black Sholes valuation of $36,604, with computed volatility of 130.12% and a discount rate of 2.25. The options were vested upon issuance.

On October 31, 2017, the Company issued 510,400 options to three officers and two directors with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $204,180 with computed volatility of $174.03% and a discount rate of 2.25. The options were vested upon issuance.

On April 7, 2017, the Company issued 418,200 options with an exercise price of $0.50 per share to 13 officers, employees and consultants of the Company. The options vest in equal annual installments over a five-year period with the first 20% vested when the options were granted. Computed volatility of 195.43% and a discount rate of 2.25 were used in calculating the fair value of the options of $207,887.

On October 31, 2017, the Company issued 7,500 options to three directors with exercise price of $0.40 per share. 20% of the option will vest immediately, the additional 20% to vest on October 31 of each successive year. Computed volatility of 159.26% and a discount rate of 2.25% were used in calculating the fair value of the option of $2,968.

The Company has elected to expense the options over the life of the option as stock-based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense above is $2,664,561. As of October 31, 2017, the Company expensed $504,585 for the year ended October 31, 2017 and $594,625 was expensed for the same period in 2016. The unrecognized future balance to be expensed over the term of the options is $1,108,056.

The number of options becoming exercisable during the year ended October 31, 2017 was 1,210,040 with a total number exercisable as of October 31, 2017, of 5,518,640.

The following sets forth the options granted and outstanding as of October 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2015	5,768,200	.50	7.88	2,317,600	3,209,363
Granted	775,000	.67	9.5	--	---
Exercised	--	--	--	--	--
Forfeited by termination	(280,000)	(1.26)	--	--	--
Outstanding at Year Ended October 31, 2016	6,263,200	.54	5.18	4,308,600	2,857,703
Granted	1,010,600	.22	9.8	--	--
Exercised	-	-	-	-	-
Forfeited by termination	(50,000)	(1.14)	--	--	--
Outstanding at Year Ended October 31, 2017	7,223,800	.40	4.77	5,518,640	1,401,820

NOTE 8 – RELATED PARTY TRANSACTIONS

During the years ended October 31, 2017 and 2016 the Company recognized but did not pay dividends of $11,620 and $11,620, respectively.

On October 31, 2016, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2016 in exchange for shares of common stock and options. The $281,563 of accrued compensation was exchanged for 258,181 options granted with a value of $232,363 and 54,667 shares of common stock was exchanged for $49,200 of accrued compensation.

On April 7, 2017 one of the officers converted $36,604 (CDN $50,000) of commission to 74,500 options.

As of October 31, 2017, and 2016 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2017	2016
Accrued commissions	29,987	49,984
Total accrued liabilities	$29,987	$49,984

On October 31, 2017, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2017 in exchange for shares of common stock and options. The $204,180 of accrued compensation was exchanged for 510,400 options granted with a value of $204,180 and 123,000 shares of common stock was exchanged for $49,200 of accrued compensation

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,259	183,100	--
Paul Benford	$43,644	109,100	--
Paul Thomas	$27,277	68,200	--
Lowell Holden	$19,200	--	48,000
All three directors	$90,000	150,000	75,000
Total	$253,380	510,400	123,000

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Three resellers accounted for 51% of sales in 2017 and 49% of sales in 2016. The Company maintains all the information on their end user customers and should a reseller discontinue operations, the Company can sell directly to the end user. In 2017, no end user customers were responsible for more than 10% of our revenues and twenty three (23) end user customers were responsible for approximately 50% of gross revenue. In 2016, one customer was responsible for more than 10% of revenue and fourteen (14) end user customers were responsible for approximately 50% of gross revenue.

NOTE 10 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of October 31, 2017, and 2016 the Company had deferred revenue of $103,204 and $94,711, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices contain approximately 2,810 square feet of office space and are leased from July 1, 2014 through July 31, 2017. Under the terms of the lease, the gross monthly rental cost including common area charges is $6,700. The lease terminated on July 31, 2017.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2017	$--
Total	$--

During May 2017, the Company signed a new 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2018	$49,164
2019	$49,164
2020	$49,164
2021	$49,164
2022	$36,873
Total	$233,529

NOTE 12 – SUBSEQUENT EVENT

On January 11, 2018 the Company modified the conversion price of 815,000 options which had been granted to Vice President of Marketing and Sales on April 22, 2014. The modification reduced the conversion price per option from $1.20 to $0.40 per share with no changes to the vesting of the options.

