Form 10-Q
period 2018-01-31
Skkynet Cloud Systems, Inc.
filed 2018-03-15
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of March 15, 2018, there were 51,317,950 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	October 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$585,349	$582,671
Accounts receivable	171,999	147,174
Inventory	2,735	2,634
Prepaid	51,220	19,528
Total current assets	811,303	752,007

Property and equipment, net of accumulated depreciation of $77,516 and $78,807 respectively	5,021	961
Other assets	11,884	5,996
Total Assets	$828,208	$758,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$76,174	$56,653
Accrued liabilities – related party	30,885	29,987
Deferred revenue	114,480	103,204
Total current liabilities	221,539	189,844

Total liabilities	221,539	189,844

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,317,950 and 51,287,266 shares issued and outstanding, respectively	51,318	51,288
Additional paid-in capital	5,411,129	5,240,833
Accumulative other comprehensive loss	(24,162)	(60,487)
Accumulated deficit	(5,025,282)	(4,856,180)
Total shareholders’ equity	606,669	569,120
Total Liabilities and Stockholders’ Equity	$828,208	$758,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For Three Months Ended January 31,

(Unaudited)

	2018	2017

Revenue	$382,879	$285,486
Direct material costs	13,401	10,448
Gross Profit	369,478	275,038

Operating Expenses:
General & administrative	517,809	516,603
Depreciation and amortization	126	170
Loss from operations	(148,457)	(241,735)

Other Income (Expenses):
Currency exchange	(20,645)	(4,490)
Total other income (expenses)	(20,645)	(4,490)

Net loss	(169,102)	(246,225)

Preferred dividends	(2,905)	(2,905)

Net loss to common shareholders	(172,007)	(249,130)

Foreign currency translation adjustment	36,325	320

Comprehensive (loss)	$(135,682)	$(248,810)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares outstanding (basic and diluted):	51,287,266	50,931,266

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,102)	$(246,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	126	170
Option based compensation	102,912	123,976
Changes in operating assets and liabilities:
Accounts receivable	(24,825)	(43,869)
Accounts payable and accrued expenses	19,521	643
Inventory	(101)	126
Accrued liabilities – related parties	68,312	76,644
Prepaid and other assets	(37,580)	2,319
Deferred income	11,276	(13,930)
NET CASH (USED IN) OPERATING ACTIVITIES	(29,461)	(100,146)

Effect of exchange rate changes on cash	32,139	3

Net increase (decrease) in cash	2,678	(100,143)

Cash, beginning of period	582,671	266,860
Cash, end of period	$585,349	$166,717

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-MONETARY TRANSACTIONS
Conversion of accrued compensation to equity- related parties	$67,414	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet Corp. (Canada), Skkynet, Inc. (USA) and Skkynet Japan 株式会社 (Ltd.) (Japan). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

On November 1, 2014, the Company acquired Skkynet Japan Ltd. (formerly NiC Corporation) as a wholly owned subsidiary. On February 1, 2015, the Company formed a wholly owned US subsidiary Skkynet, Inc., and a wholly owned Canadian subsidiary Skkynet Corp.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has recognized $2,905 in Series B dividends which increases the loss to common shareholders from $169,102 to $172,007 for the three month period ended January 31, 2018. As of January 31, 2018, the aggregate arrearages in cumulative preferred dividends was approximately $29,050 equating to $0.15 per share

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2017 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2017 as reported on Form 10-K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition, the Company is accruing director compensation at the rate of $2,500 per director per month. As of January 31, 2018, the accrued liability for compensation was $30,885.

On January 11, 2018 the Company modified the conversion price of 815,000 options which had been granted to Vice President of Marketing and Sales on August 22, 2014. The modification extended the options for 10 years, reduced the conversion price per option from $1.20 to $0.40 per share and increased the fair value of the options by $3,720 to be amortized over the term of the option with no changes to the vesting of the options.

On January 31, 2018, the Officers and directors of the Company elected to forgo their accrued compensation for the quarter ended January 31, 2018 in exchange for shares of common stock and options. The $67,414 of accrued compensation was exchanged for 138,000 options granted with a value of $55,114 and 30,750 shares of common stock was exchanged for $12,300 of accrued compensation

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$17,424	43,600	--
Paul Benford	$11,345	28,400	--
Paul Thomas	$11,345	28,400	--
Lowell Holden	$4,800	--	12,000
All three directors	$22,500	37,600	18,750
Total	$67,414	138,000	30,750

As of January 31, 2018, and October 31, 2017, the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2018	October 31, 2017
Accrued Commissions	$30,885	$29,987
Total accrued liabilities and accrued expense	$30,885	$29,987

On October 31, 2017, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2017 in exchange for shares of common stock and options. The $204,180 of accrued compensation was exchanged for 510,400 options granted with a value of $204,180 and 123,000 shares of common stock was exchanged for $49,200 of accrued compensation

NOTE 3 – EQUITY

On January 31, 2018, the Company issued 30,750 shares of common stock at $0.40 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300.

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

On October 31, 2017, the Company issued 7,500 options to three directors with exercise price of $0.40 per share. 20% of the option will vest immediately, the additional 20% to vest on October 31 of each successive year. Computed volatility of 159.26% and a discount rate of 2.25% were used in calculating the fair value of the option of $2,968.”

On October 31, 2017, the Company issued 510,400 options with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $204,180 with computed volatility of $174.03% and a discount rate of 2.25. The options were vested upon issuance.

On January 11, 2018, the Company modified the conversion price of 815,000 options which had been granted to Vice President of Marketing and Sales on August 22, 2014. The modification extended the term of the options 10 years, reduced the conversion price per option from $1.20 to $0.40 per share and increased the fair value of the options by $3,720 to be amortized over the term of the option with no changes to the vesting of the options.

On January 31, 2018, the Company issued 138,000 options to five directors and officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $55,114 with computed volatility of 206% and a discount rate of 2.72%. The options were vested upon issuance.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,675,243. During the three month period ended January 31, 2018, the Company expensed $102,912 for options. The unrecognized future balance to be expensed over the term of the options is $1,003,457.

 The following sets forth the options granted and outstanding as of January 31, 2018:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2017	7,223,800	0.40	4.77	5,518,640	1,401,820
Granted	138,000	0.00	10.0	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at January 31, 2018	7,361,800	0.40	5.79	5,923,740	1,456,882

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2018	$36,973
2019	$49,164
2020	$49,164
2021	$49,164
2022	$36,873
Total	$221,338

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”), and Skkynet Japan 株式会社 (Ltd.) (“Skkynet Japan”). Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”.

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

RESULTS OF OPERATIONS

For the three months period ending January 31, 2018, revenue was $382,879 compared to $285,486 for the same periods in 2017. Revenue increased for the three months period ending January 31, 2018 over same period ended January 31, 2017 by 34.1%. The increase in revenue for the three month period ended January 31, 2018 is attributed higher sales by the Cogent and Skkynet Japan divisions of the products of the Company.

General and administrative expense was $517,809 for the three months period ended January 31, 2018 compared to $516,603 for the same period in 2017. The decrease in general and administrative expenses for the three months period ended January 31, 2018, was a result of lower options expense along with lower payroll in 2018 over 2017.

For the three months period ending January 31, 2018, the Company posted operating loss of $148,457 compared to operating loss of $241,735 for the same period in 2017. The decrease in operating loss during the three month periods is attributable to higher sales in both periods of 2018 over 2017 and decreased expenses in consulting, salaries, and office expenses.

Other expense for the three months period ending January 31, 2018, was expense of $20,645 compared to other expense of $4,490 for the same period in 2017 due to currency changes.

Net loss before income taxes of $169,102 was recorded for the three months period ending January 31, 2018, compared to a net loss before income taxes of $246,225 for the same periods in 2017. The lower loss for the three months period in 2018 can be attributed to increased revenue, lower marketing, and general and administrative expenses in 2018 compared to 2017.

Net loss after taxes of $169,102 was recorded for the three months period ending January 31, 2018, compared to a net loss after taxes of $246,225 for the same periods in 2017.

The Company incurred a comprehensive loss of $135,682 for the three months period ended January 31, 2018 compared to a comprehensive loss of $248,810 for the same period in 2017. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2018, Skkynet had current assets of $811,303 and current liabilities of $221,539, resulting in working capital of $589,764. Accumulated deficit, as of January 31, 2018, was $5,025,282 with total shareholders’ equity of $606,669.

Net cash used in operations for the three months ending January 31, 2018, was $29,461 compared to net cash used of $100,146 for the same period in 2017.

Net cash used in operations decreased $70,685 primarily due to a decrease in net loss in 2018 over 2017 of $77,123

Net cash provided from financing activities, during the three months period ended January 31, 2018 and the same period in 2017 was $0.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective due to a material weakness. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2017.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2018, the Company issued 30,750 shares of common stock for $12,300 of accrued compensation.

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

SKKYNET CLOUD SYSTEMS INC.

Date: March 15, 2018	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Date: March 15, 2018	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

