Form 10-Q
period 2018-04-30
Skkynet Cloud Systems, Inc.
filed 2018-06-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As June 14, 2018, there were 51,343,311 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions, and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2018	October 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$537,815	$582,671
Accounts receivable	257,287	147,174
Inventory	2,742	2,634
Prepaid	30,032	19,528
Total current assets	827,876	752,007

Property and equipment, net of accumulated depreciation of $82,726 and $82,271 respectively	4,703	961
Other assets	16,852	5,996
Total Assets	$849,431	$758,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$85,775	$56,653
Accrued liabilities – related party	33,372	29,987
Deferred revenue	151,246	103,204
Total current liabilities	270,393	189,844

Total liabilities	270,393	189,844

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,343,311 and 51,287,266 shares issued and outstanding, respectively	51,344	51,288
Additional paid-in capital	5,617,763	5,240,833
Accumulative other comprehensive loss	3,601	(60,487)
Accumulated deficit	(5,287,336)	(4,856,180)
Total shareholders’ equity	579,038	569,120
Total Liabilities and Stockholders’ Equity	$849,431	$758,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

Revenue	$307,911	$378,551	$693,817	$663,620
Direct material costs	10,622	17,351	24,736	27,622
Gross Profit	297,289	361,200	669,081	635,998

Operating Expenses:
General & administrative	538,923	536,665	1,060,566	1,050,518
Depreciation and amortization	125	171	251	341
Loss from operations	(241,759)	(175,636)	(391,736)	(414,861)

Other Income (Expenses):
Loss on settlement of liabilities	(39,193)	--	(39,193)	--
Currency exchange	20,233	11,589	(227)	7,084
Total other income (expenses)	(18,960)	11,589	(39,420)	7,084

Net loss before tax	(260,719)	(164,047)	(431,156)	(407,777)

Tax	--	(175)	--	(2,007)

Net loss after tax	(260,719)	(164,222)	(431,156)	(409,784)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Net loss to common shareholders	(263,624)	(167,127)	(436,966)	(415,594)

Foreign currency translation adjustment	27,763	5,245	64,088	5,665

Comprehensive (loss)	$(235,861)	$(161,882)	$(372,878)	$(409,929)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted):	51,318,229	50,969,607	51,302,714	50,949,123

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(431,156)	$(409,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	251	341
Option based compensation	205,097	258,037
Loss on settlement of accrued liabilities	39,193	--
Changes in operating assets and liabilities:
Accounts receivable	(110,113)	(75,083)
Accounts payable and accrued expenses	29,122	11,791
Inventory	(108)	262
Accrued liabilities – related parties	136,081	144,009
Prepaid and other assets	(21,360)	(570)
Deferred income	48,042	45,386
NET CASH (USED IN) OPERATING ACTIVITIES	(104,951)	(25,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	--	256,300
NET CASH FLOWS FROM FINANCING ACTIVITIES	--	256,300

Effect of exchange rate changes on cash	60,095	5,400

Net increase (decrease) in cash	(44,856)	236,089

Cash, beginning of period	582,671	266,860
Cash, end of period	$537,815	$502,949

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-MONETARY TRANSACTIONS
Conversion of accrued commissions to equity- related parties	$132,696	$36,604

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

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $5,810 in Series B dividends which increases the loss to common shareholders from $431,156 to $436,966 for the six month period ended April 30, 2018. As of April 30, 2018, the aggregate arrearages in cumulative preferred dividends was approximately $31,955 equating to $0.165 per share.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition, the Company is accruing director compensation at the rate of $2,500 per director per month. As of April 30, 2018, the accrued liability for compensation was converted to common stock and options.

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

On January 31, 2018 and April 30, 2018, the Officers and directors of the Company elected to forgo their accrued compensation for the six months ended April 30, 2018 in exchange for shares of common stock and options. The $132,696 of accrued compensation was exchanged for 248,500 options granted with a value of $140,061 and 56,111 shares of common stock were exchanged for $24,609 of accrued compensation.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$33,583	78,100	--
Paul Benford	$22,252	50,900	--
Paul Thomas	$22,252	50,900	--
Lowell Holden	$9,609	--	21,897
All three directors	$45,000	68,600	34,214
Total	$132,696	248,500	56,111

As of April 30, 2018, and October 31, 2017, the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2018	October 31, 2017
Accrued Commissions	$33,372	$29,987
Total accrued liabilities and accrued expense	$33,372	$29,987

NOTE 3 – EQUITY

On January 31, 2018, the Company issued 30,750 shares of common stock at $0.40 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300.

On April 30, 2018, the Company issued 25,361 shares of common stock at $0.77 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $19,528 for the settlement of a liability of $12,309 which resulted in a loss of $7,219 which was expensed at settlement.

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

On January 31, 2018, the company issued 138,000 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $55,114 with computed volatility of 206% and a discount rate of 2.72%. The options were vested upon issuance.

On March 27, 2018, the company issued 215,000 options to various employees and consultants with an exercise price of $0.38. The options have a fair value using the Black Sholes valuation of $105,270 with computed volatility of 208% and a discount rate of 2.82%. The options are vested at 20% upon issuance and 20% each annual anniversary thereafter.

On April 30, 2018, the company issued 110,500 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $84,947 with computed volatility of 207% and a discount rate of 2.95%.The liability for which the options were issued was $52,973 with a loss recognized at settlement of $31,974 which was expensed. The options were vested upon issuance.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,780,512. During the six months period ended April 30, 2018, the Company expensed $205,097 for options. The unrecognized future balance to be expensed over the term of the options is $1,006,516.

The following sets forth the options granted and outstanding as of April 30, 2018:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2017	7,223,800	0.40	4.77	5,518,640	1,401,820
Granted	463,500	0.18	10.0	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at April 30, 2018	7,687,300	0.34	5.71	6,074,480	3,208,914

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario, Canada L5N 2X7.

During May 2017, the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2018	$24,649
2019	$49,164
2020	$49,164
2021	$49,164
2022	$36,873
Total	$209,014

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

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2018, revenue was $307,911 and $693,817 compared to $378,551 and $663,620 for the same periods in 2017. Revenue increased for the six month period ending April 30, 2018 over same period ended April 30, 2017 by 4.6%. The increase in revenue for the six month period ended April 30, 2018 is attributed higher sales by the Cogent and Skkynet Japan divisions.

General and administrative expense was $538,923 and $1,060,566 for the three and six month periods ended April 30, 2018 compared to $536,665 and $1,050,518 for the same periods in 2017. The increase in general and administrative expenses for the three and six month periods ended April 30, 2018, was a result of higher options expense along with lower payroll in 2018 over 2017.

For the three and six month periods ending April 30, 2018, the Company posted operating loss of $241,759 and $391,736 compared to operating loss of $175,636 and $414,861 for the same periods in 2017. The increase in operating loss during the three months is attributable to lower sales in 2018 over 2017 and the decrease during the six month periods is attributable to higher sales in of 2018 over 2017 and decreased expenses in consulting, salaries, and office expenses.

Other expense for the three and six month periods ending April 30, 2018, were $18,960 and $39,420 compared to other income of $11,589 and $7,084 for the same periods in 2017. The losses in 2018 were to a loss on settlement of a liability of $39,193 that was not incurred in the same period in 2017.

Net loss before income taxes of $260,719 and $431,156 was recorded for the three and six month periods ending April 30, 2018, compared to a net loss before income taxes of $164,047 and $407,777 for the same periods in 2017. The higher losses for the three months period in 2018 can be attributed to increased general and administrative expenses and lower sales plus a loss on settlement of liabilities of $39,193 in 2018 compared to 2017, while the higher loss for the six months period was attributed to slightly higher general and administrative costs and a loss on settlement of liabilities of $39,193 in 2018 over 2017.

Net loss after taxes of $260,179 and $431,156 was recorded for the three and six month periods ending April 30, 2018, compared to a net loss after taxes of $164,222 and $409,784 for the same periods in 2017.

The Company incurred a comprehensive loss of $235,861 and $372,878 for the three and six month periods ended April 30, 2018 compared to a comprehensive loss of $161,882 and $409,929 for the same periods in 2017. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2018, Skkynet had current assets of $827,876 and current liabilities of $270,393, resulting in working capital of $557,483. Accumulated deficit, as of April 30, 2018, was $5,287,336 with total shareholders’ equity of $579,038.

Net cash used in operations for the six months ending April 30, 2018, was $104,951 compared to net cash used of $25,611 for the same period in 2017.

Net cash used in operations increased by $79,340 primarily due changes in account receivable and option based compensation in 2018 over 2017.

Net cash provided from financing activities, during the six months period ended April 30, 2018 was zero compared to $256,300 from the sale of common stock during the same period in 2017.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

On April 30, 2018, the Company issued 25,361 shares of common stock at $0.77 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $19,519 for the settlement of a liability of $12,300 which resulted in a loss of $7,219 which was expensed at settlement.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 14, 2018	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

