Form 10-Q
period 2018-07-31
Skkynet Cloud Systems, Inc.
filed 2018-09-18
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As September 18, 2018, there were 51,363,022 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	October 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$637,019	$582,671
Accounts receivable	209,571	147,174
Inventory	2,691	2,634
Prepaid	22,236	19,528
Total current assets	871,517	752,007

Property and equipment, net of accumulated depreciation of $81,516 and $82,271 respectively	4,505	961
Other assets	17,854	5,996
Total Assets	$893,876	$758,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$98,488	$56,653
Accrued liabilities – related party	38,340	29,987
Deferred revenue	138,988	103,204
Total current liabilities	275,816	189,844

Total liabilities	275,816	189,844

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,363,022 and 51,287,266 shares issued and outstanding, respectively	51,364	51,288
Additional paid-in capital	5,772,138	5,240,833
Accumulative other comprehensive income (loss)	11,580	(60,487)
Accumulated deficit	(5,410,688)	(4,856,180)
Total shareholders’ equity	618,060	569,120
Total Liabilities and Stockholders’ Equity	$893,876	$758,964

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Revenue	$354,183	$363,049	$1,048,000	$1,026,669
Direct material costs	22,421	447	47,157	28,069
Gross Profit	331,762	362,602	1,000,843	998,600

Operating Expenses:
General & administrative	499,721	460,242	1,560,287	1,510,760
Depreciation and amortization	122	173	373	514
Loss from operations	(168,081)	(97,813)	(559,817)	(512,674)

Other Income (Expenses):
Other income	--	1,090	--	1,090
Loss on settlement of liabilities	--	--	(39,193)	--
Currency exchange	11,696	(49,201)	11,469	(42,117)
Total other income (expenses)	11,696	(48,111)	(27,724)	(41,027)

Net loss before tax	(156,385)	(145,924)	(587,541)	(553,701)

Tax refund	33,033	34,593	33,033	32,586

Net loss after tax	(123,352)	(111,331)	(554,508)	(521,115)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Net loss to common shareholders	(126,257)	(114,236)	(563,223)	(529,830)

Foreign currency translation adjustment	7,979	19,343	72,067	25,008

Comprehensive (loss)	$(118,278)	$(94,893)	$(491,156)	$(504,822)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	51,343,311	51,164,200	51,316,247	51,020,288

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(554,508)	$(521,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	373	514
Option based compensation	294,163	343,078
Loss on settlement of accrued liabilities	39,193	--
Changes in operating assets and liabilities:
Accounts receivable	(62,397)	(21,570)
Accounts payable and accrued expenses	41,835	18,595
Inventory	(57)	245
Accrued liabilities – related parties	206,378	217,459
Prepaid and other assets	(14,566)	(18,386)
Deferred income	35,784	40,510
NET CASH (USED IN) OPERATING ACTIVITIES	(13,802)	59,330

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	--	256,300
NET CASH FLOWS FROM FINANCING ACTIVITIES	--	256,300

Effect of exchange rate changes on cash	68,150	24,632

Net increase (decrease) in cash	54,348	340,262

Cash, beginning of period	582,671	266,860
Cash, end of period	$637,019	$607,122

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-MONETARY TRANSACTIONS
Conversion of accrued compensation to equity- related parties	$198,025	$36,604

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

On November 1, 2014, the Company acquired Skkynet Japan NiC as a wholly owned subsidiary. On February 1, 2015, the Company formed a wholly owned US subsidiary Skkynet, Inc., and a wholly owned Canadian subsidiary Skkynet Corp.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $8,715 in Series B dividends which increases the loss to common shareholders from $554,508 to $563,223 for the nine month period ended July 31, 2018. As of July 31, 2018, the aggregate arrearages in cumulative preferred dividends was approximately $34,860 equating to $0.18 per share.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On January 1, 2012 and April 15, 2012, the Company and its subsidiary Cogent entered into employment agreements with four of its officers and directors. As a result of these agreements the Company has accrued compensation for each of the individuals. In addition, the Company is accruing director compensation at the rate of $2,500 per director per month. As of July 31, 2018, the accrued liability for compensation was converted to common stock and options.

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

During the nine months ended July 31, 2018, the Officers and directors of the Company elected to forgo their accrued compensation for the nine months ended July 31, 2018 in exchange for shares of common stock and options. The $198,025 of accrued compensation was exchanged for 333,400 options granted with a fair value of $193,090 and 75,822 shares of common stock with a fair value of $44,128.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$50,102	104,600	--
Paul Benford	$33,007	68,100	--
Paul Thomas	$33,007	68,100	--
Lowell Holden	$14,409	--	29,589
All three directors	$67,500	92,600	46,233
Total	$198,025	333,400	75,822

As of July 31, 2018, and October 31, 2017, the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2018	October 31, 2017
Accrued Commissions	$38,340	$29,987
Total accrued liabilities and accrued expense	$38,340	$29,987

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

On July 31, 2018, the Company issued 19,711 shares of common stock at $0.61 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300.

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

On January 31, 2018, the company issued 138,000 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Scholes valuation of $55,114 with computed volatility of 206% and a discount rate of 2.72%. The options were vested upon issuance.

On March 27, 2018, the company issued 215,000 options to various employees and consultants with exercise price of $0.38. The options have a fair value using the Black Scholes valuation of $105,270 with computed volatility of 208% and a discount rate of 2.82%. The options are vested at 20% upon issuance and 20% each annual anniversary thereafter.

On April 30, 2018, the company issued 110,500 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Scholes valuation of $84,947 with computed volatility of 207% and a discount rate of 2.95%.The liability for which the options were issued was $52,973 with a loss recognized at settlement of $31,974 which was expensed. The options were vested upon issuance.

On July 31, 2018, the company issued 84,900 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Scholes valuation of $52,976 with computed volatility of 197% and a discount rate of 3.05%.The liability for which the options were issued was $52,976 which was expensed. The options were vested upon issuance.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,780,512. During the nine months period ended July 31, 2018, the Company expensed $294,163 for options. The unrecognized future balance to be expensed over the term of the options is $938,163.

The following sets forth the options granted and outstanding as of July 31, 2018:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2017	7,223,800	0.40	4.77	5,518,640	1,401,820
Granted	548,400	0.17	10.0	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at July 31, 2018	7,772,200	0.33	5.49	6,249,780	2,781,533

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2018	$12,345
2019	$49,164
2020	$49,164
2021	$49,164
2022	$36,873
Total	$196,710

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”), and Skkynet Japan Corporation (“formally Nic”). Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”.

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

RESULTS OF OPERATIONS

For the three and nine months period ending July 31, 2018, revenue was $354,183 and $1,048,000 compared to $363,049 and $1,026,669 for the same periods in 2017. Revenue increased for the nine months periods ending July 31, 2018 over same period ended July 31, 2017 by 2.1%. The increase in revenue for the nine month period ended July 31, 2018 is attributed higher sales by the Cogent division.

General and administrative expense was $499,721 and $1,560,287 for the three and nine months period ended July 31, 2018 compared to $460,242 and $1,510,760 for the same period in 2017. The increase in general and administrative expenses for the three and nine months periods ended July 31, 2018, was a result of higher options expense along with lower payroll in 2018 over 2017.

For the three and nine months periods ending July 31, 2018, the Company posted operating loss of $168,081 and $559,817 compared to operating loss of $97,813 and $512,674 for the same periods in 2017. The increase in operating loss during the three months is attributable to lower sales in 2018 over 2017 and the increase during the nine month periods is attributable to higher expenses in of 2018 over 2017.

Other income and expense for the three and nine months periods ending July 31, 2018, were other income of $11,696 and other expenses of $27,724 compared to other expenses of $48,111 and $41,027 for the same periods in 2017. The losses for the none months period in 2018 were to a loss on a liability settlement of $39,193 that was not incurred in the same period in 2017.

Net loss before income taxes of $156,385 and $587,541 was recorded for the three and nine months periods ending July 31, 2018, compared to a net loss before income taxes of $145,924 and $553,701 for the same periods in 2017. The higher losses for the three months period in 2018 can be attributed to increased general and administrative expenses plus a loss on settlement of a liability of $39,193 in 2018 compared to 2017 while the higher loss for the nine months period was attributed to slightly higher general and administrative costs and a loss on settlement of a liability of $39,193 in 2018 over 2017.

Net loss after taxes of $123,352 and $554,508 was recorded for the three and nine months periods ending July 31, 2018, compared to a net loss after taxes of $111,331 and $521,115 for the same periods in 2017.

The Company incurred a comprehensive loss of $118,278 and $491,156 for the three and nine months periods ended July 31, 2018 compared to a comprehensive loss of $94,893 and $504,822 for the same periods in 2017. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2018, Skkynet had current assets of $871,517 and current liabilities of $275,816, resulting in working capital of $595,701. Accumulated deficit, as of July 31, 2018, was $5,410,688 with total shareholders’ equity of $618,060.

Net cash used in operations for the nine months ending July 31, 2018, was $13,802 compared to net cash provided of $59,330 for the same period in 2017.

Net cash used in operations increased by $73,132 primarily due changes in accounts receivable and accounts payable in 2018 over 2017.

Net cash provided from financing activities, during the nine months period ended July 31, 2018 was $0 compared to $256,300 from the sale of common stock during the same period in 2017.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

On July 31, 2018, the Company issued 19,711 shares of common stock at $0.61 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

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

SKKYNET CLOUD SYSTEMS INC.

	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

Date: September 18, 2018	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

