Form 10-K
period 2018-10-31
Skkynet Cloud Systems, Inc.
filed 2019-02-13
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2018 was 15,840,300 with a market value of $12,323,753. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 13, 2019, was 51,363,022.

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

3

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

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”), and Skkynet Japan 株式会社 (“Skkynet Japan”). Skkynet was established to enhance Cogent’s existing business lines through the integration of cloud-based systems (Cloud), and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”. We will also expand the areas of business activity to which our products and services are applied.

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

_____________

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

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $1,238,312 in annual revenues from its operations for its fiscal year ended October 31, 2018 and $1,090,044 in annual revenues for the fiscal year ended October 31, 2017.

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

—

connection to data from MQTT clients to connect remote sensors and other Cloud-based services, such as ‘big data’ analytics and Artificial Intelligence applications, offered by Amazon, Microsoft and Google;

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

Over a six year period we, including the historical operations of Cogent, have provided our products and services to more than 1100 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food & Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators.

The Company sells to their end-user customers both directly and through resellers. Four resellers accounted for 49% of sales in 2018 and three resellers accounted for 51% of sales in 2017. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In 2018, no end user customers were responsible for more than 10% of our revenues and twenty one (21) end user customers were responsible for approximately 50% of gross revenue. In 2017, no end user customer was responsible for more than 10% of revenue and twenty three (23) end user customers were responsible for approximately 50% of gross revenue.

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

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements. Our software is designed to be modular, such that the customer can choose from a variety of product packs(“Product Pack”) and features to create the type of system that they require. There are currently eighteen (18) different Product Packs such as DataHub® OPC Tunneller and DataHub® WebView. Each Product Pack is a selection of different functionalities chosen from a total of over 20 different available features. The customer selects the set of features it requires for its particular application, with the software licensing price determined by that feature set.

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

Our marketing

We have a variety of marketing activities. In 2013, we launched a new website at http://skkynet.com focused on general company information, updates, and press releases regarding the general operations of the business, and as an information portal for the SkkyHub™ service. We also maintain a complete library information section of blog articles, whitepapers, and industry news on implementing real-time data access over the Cloud. In 2018, we launched a Japanese version of our website at http://skkynet.jp.

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

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2018 we became a technology partner/provider to Aveva PLC, a subsidiary of Schneider Electric, where our DataHub software is made available directly from Aveva’s Digital Exchange website for download and evaluation.9,10

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have retained ARC Advisory Group to promote our new version of the DataHub and the security model of our SkkyHub service. This is augmented by a product features within ARC email publications, and ARC Forum conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of more approximately 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits and contractors of which about half are for software development; office and general; sales, marketing, advertising and promotion. In future years we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase as well as the expenses associated with maintaining and improving our Cloud-based site for our customers.

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

___________

9 http://skkynet.com/skkynet-software-available-on-aveva-digital-exchange/

10 http://exchange.aveva.com/filterSearch?q=skkynet&adv=true

We expect the second area of growth to be in the provision of Cloud services for real-time data. This is a market that is still in its formative stages around the world, and our technology is well suited to its development. We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud. Real-time Cloud systems require two components – a local component running at the customer’s site, and a Cloud component running on a managed Cloud infrastructure system. Our software development will focus on improving the security and reducing the friction for users to deploy the local component on their systems. At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows. We rent Cloud server space from Cloud infrastructure providers such as Amazon Web Services, and/or run and maintain our own servers. In the future, we may transition to our own servers as resources permit, and if there is an economic rationale to do so.

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

Our intellectual property

We have an exclusive license of all of our intellectual property, and enhancements thereof licensed to Cogent Real-Time Systems, Inc our wholly owned subsidiary from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license we have five U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092 and 9,667,689, Japanese Patent No. JP2012533444, Korean Patent No. KR101730584, Australian Patent No. 2010306379, International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed and pending in Europe, China, Canada, Brazil and India.

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

As part of our license we have the exclusive right to use several registered trademarks including “DATAHUB” and “SKKYNET” which are registered in the United States and Canada. We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors. Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

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

ITEM 1A: RISK FACTORS

Not applicable

ITEM 1B: UNSOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company principal office is located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. The offices are leased from August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2018; the Company had 51,363,022 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2017	0.90	0.55
2nd Qtr. 2017	0.90	0.45
3rd Qtr. 2017	0.90	0.252
4th Qtr. 2017	0.40	0.30
1st Qtr. 2018	0.45	0.40
2nd Qtr. 2018	0.77	0.25
3rd. Qtr. 2018	0.77	0.61
4th Qtr. 2018	0.61	0.55

As of October 31, 2018, the Company estimates there are approximately 126 “holders of record” of its common stock.

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

Cogent’s market has been primarily in industrial automation. With little advertising, Cogent has also acquired a number of financial trading companies as clients, due to the fact that Cogent’s software is both source and content agnostic. High-speed trading and high-speed industrial automation behave very similarly at the level of abstraction that Cogent’s software uses. Recently, Cogent has been working with Japanese companies to penetrate the lucrative embedded device manufacturing world. Japan is one of the largest producers of consumer and business electronics devices, more and more of which contain small embedded computers. Cogent has been working with partners in Japan to establish a name and presence in this world, with the aim of having Cogent’s software installed directly on the electronic devices, allowing the manufacturers to instantly make them network-accessible.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2018		2017
Revenue	$1,466,412	100%	$1,336,316	100%
Direct material costs	50,921	3.4%	32,254	2.4%
Gross profit	1,415,491	96.6%	1,304,062	97.6%
Operating expenses:
General and administrative expense	1,915,349	(130.6)%	2,053,758	(153.7)%
Depreciation	496	(0.0)%	701	(0.00)%
Income (loss) from operations	(500,354)	(34.1)%	(750,397)	(56.29)%
Other income(expense)	(22,764)	1.6%	(25,846)	1.9%
Net income(loss) before taxes	(523,118)	(35.7)%	(776,243)	(58.1)%
Tax refund	32,275	2.2%	33,317	2.5%
Net income (loss)	(490,843)	(33.5)%	(742,926)	(55.6%)

Revenue: For the year ended October 31, 2018, the Company had revenues of $1,466,412 compared to $1,336,316 of revenue for the year ended October 31, 2017. This reflects an increase of $130,096 from 2017 to 2018. Sales increase can be attributed to the increase of sales in Cogent. During the year ended October 31, 2018 the Company deferred revenue was $88,386 compared to a deferred revenue balance of $ 103,204 as of October 31, 2017, a decrease of $14,818. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

Direct Costs: For the year ended October 31, 2018, the Company’s direct costs were $50,921 compared to $32,254 for the same period in 2017, an increase of $18,667. The increase was attributable the sales mix in Skkynet Japan. Costs as a percent of revenue increased in 2018 over the same period in 2017 by 1.25%.

General and Administrative Expenses: (G&A) Total general and administrative expenses decreased to $1,915,349 in the year ended October 31, 2018 from $2,053,758 for the same period in 2017. This was a decrease of $138,409 and as a percent of revenue G&A decreased from 153,7% in 2017 to 130.6% in 2018. The decrease is attributed to lower costs in the Cogent subsidiary in 2018.

Depreciation and Amortization: The Company had depreciation of $496 in 2018 compared to $701 in 2017.

Other Income Expenses: Other income and expense totaled $22,764 in expense during the year ended October 31, 2018 compared to $25,846 in income during the same period in 2017. The expense consisted of currency exchange of $15,301 and loss on settlement of liabilities of $39,193 and other income of $1,128 compared to other income of $1,132, interest and currency exchange of $26,978 in the same period for 2017.

Income Tax: During the periods ending October 31, 2018 and 2017 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the years ended October 31, 2018 the subsidiary received a tax refund of $32,275.

Net Income (Loss): The Company recorded a net loss of $490,843 for the year ending October 31, 2018 compared to net loss of $742,926 for the same period in 2017, a decrease of $252,283. The stock-based compensation for options granted of $354,750 plus a decrease of general and administrative expenses were the key components of the decrease in net loss in 2018 over 2017.

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

Working Capital: At October 31, 2018, the Company had working capital of $642,808 with current assets of $890,105 and current liabilities of $247,297 or a current ratio of 3.6 to 1. The current assets consisted of cash of $677,303, account receivable of $203,052, inventory of $2,319 and prepaid expense of $7,431. The current liabilities of the Company at October 31, 2018 are composed primarily of accounts payable and accrued expenses of $74,701, accrued liabilities to related party of $84,210 and deferred revenue of $88,386.

Operating Activities: Net cash provided by operating activities, during the year ending October 31, 2018 was $122,534 compared to cash provided of $31,697 for the same period in 2017. This represents a positive change of $90,837. The change in cash flow from operating activities is significant from 2018 to 2017 and due to higher sales and a lower loss in 2018 compared to the same time period in 2017

Financing Activities: Net cash provided by financing was zero for the year ending October 31, 2018 compared to net cash provided by financing activities of $256,300 for the same period in 2017. Net cash provided in 2017 was due to common stock sold for cash of $256,300.

As of October 31, 2018, the Company had total assets of $903,386 and total liabilities of $247,297. Stockholders’ equity as of October 31, 2018 was $656,089 compared to stockholder’s equity of $569,120 at October 31, 2017. Liabilities increased in 2018 due to increases in accrued liabilities to related party plus higher accounts payable and accrued expenses.

NEED FOR ADDITIONAL FINANCING

The Company’s existing capital is sufficient to meet the Company’s cash needs if the Company continues to operate its ongoing business as presently conducted through revenues generated from operations of our subsidiary for the next twelve months. The Company secured additional funds; through three private equity financings totaling $1,248,100; completed during the year ended October 31, 2014, $100,000 during the year ended October 31, 2015 and $256,300 during the year ended October 31, 2017. The Company may from time to time may seek additional equity or debt financing as it feels is required to continue the growth of the Company.

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

The Company will implement the transition effective with the quarter reporting beginning November 1, 2018 using the modified retrospective method of transition. Under this method the determination date of open contracts which could affect any adjustments would be November 1, 2018. The open contracts at the time period will be the unfulfilled portions of the maintenance contracts. Based on the cut off treatment of the recognition of revenue on the open contract being determined at the end of the previous period and being no changes in the open obligation requirements, the Company is of the belief there will be no adjustments in the value of the revenue recognized from these contracts.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the fourth fiscal period of the year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	55	November 2011	Chairman of the Board of Directors and CEO
Mr. Paul E. Thomas	44	March 2013	Director, President and Assistant Secretary
Mr. Paul Benford	52	March 2013	Director and COO
Mr. Lowell Holden	76		CFO and Treasurer
Mr. Norman Evans	64	August 2013	Independent Director
Mr. Kenneth W. Jennings	70	August 2013	Independent Director
Mr. John Adiletta	70	September 2014	Independent Director

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

JOHN X. ADILETTA: Mr. Adiletta has been a director of the Company since September 2014. Since 2015, Mr. Adiletta has been the President and Chief Executive Officer of EMR Technology Solutions, Inc., a U.S. based holding company that acquires medical technology related products and services. As managing partner of PCS Management Group since its founding in 1993, Mr. Adiletta has hands on experience in mergers and acquisitions as they pertain to medical and security products and services, telecommunications providers, data carriers, and related suppliers. He has also served on boards of directors for technology companies in various capacities including the audit compensation and corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2018, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During fiscal 2018 the Company paid its officers and directors an aggregate of $254,101 plus an aggregate accrued salaries and consulting fees of $198,025. In 2018, the Company’s officers and directors contributed $198,025 to capital for an aggregate of 75,822 shares of common stock and 333,400 options.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)(8)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($) (1)	Total Compensation
Andrew S. Thomas, (1,2,5)	2018	108,803	-	-	-	-	-	-	108,803
Chief Executive Officer	2017	108,446	-	-	-	-	-	-	108,446
	2016	104,808	-	-	-	-	-	-	104,808

Paul Benford, (1,2)	2018	108,803	-	-	-	-	-	-	108,803
Chief Operating Officer	2017	107,899	-	-	-	-	-	-	107,899
	2016	105,154	-	-	-	-	-	-	105,154

Lowell Holden, (3)	2018	48,000	-	-	-	-	-	-	48,000
Chief Financial Officer	2017	48,000	-	-	-	-	-	-	48,000
	2016	48,000	-	-	-	-	-	-	48,000

Paul E. Thomas, (4)	2018	108,803	-	-	-	-	-	-	108,803
President	2017	107,599	-	-	-	-	-	-	107,599
	2016	104,981	-	-	-	-	-	-	104,981

Xavier Mesrobin.	2018	77,717	-	-	-	-	-	50,965	128,682
Vice President Sales	2017	76,494	-	-	-	-	-	26,773	103,267
	2016	75,439	-	-	-	-	-	41,446	116,885

Norman Evans,	2018	-	-	30,000	-	-	-	-	30,000
Director (6)	2017	-	-	30,000	-	-	-	-	30,000
	2016	-	-	30,000	-	-	-	-	30,000

Kenneth Jennings,	2018	-	-	30,000	-	-	-	-	30,000
Director(6)	2017	-	-	30,000	-	-	-	-	30,000
	2016	-	-	30,000	-	-	-	-	30,000

John X Adiletta,	2018	-	-	30,000	-	-	-	-	30,000
Director(6)	2017	-	-	30,000	-	-	-	-	30,000
	2016	-	-	30,000	-	-	-	-	30,000

27

________

(1)	Mr. Andrew S. Thomas and Mr. Benford received cash salary paid by Cogent Real-Time Systems Inc. of $58,701 and $75,796 respectively. Mr. Andrew S. Thomas and Mr. Benford accrued salaries of $50,102 and $33,007 during the year ended October 31, 2018, respectively.
(2)	Mr. Andrew S. Thomas and Mr. Benford had accrued salaries totaling $50,127 and $33,007, respectively which was not paid but was contributed to capital at the end of the year for 104,600 and 68,100 options, respectively.
(3)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $33,600 for serving as an officer and accrued $14,400 during the year for total salary of $48,000. As of October 31, 2018, $14,400 of accrued compensation was contributed to capital for 29,589 of the Company’s common stock.
(4)	Mr. Paul E. Thomas received cash payments of $75,796 for consulting services through LifeCycle IP Management Inc., which he owns, and $33,007 was accrued. As of October 31, 2018, the accrued salary of $33,007 was contributed to capital for 68,100 options.
(5)	Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $41,967 during fiscal year 2018 for services as a Japanese business manager and translator.
(6)	Directors fees of $67,500 for the three outside directors were accrued and $22,500 was paid. As of October 31, 2018, the three directors contributed the accruals to capital for 46,233 shares of the Company’s common stock for Mr. Adiletta and Mr. Evans and Mr. Jennings each received 46,300 options.
(7)	Mr. Mesrobin was paid $77,717 in salary and earned $50,965 in commissions of which $46,618 was paid in cash and $7,347 was accrued.
(8)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.25	713,100
Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.73	475,600
Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.16	459,100
Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	153,989	(2)	0.29	172,500
Norman Evans 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	60,000		0.11	253,100
Kenneth Jennings 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	253,100
John X Adiletta 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	185,533		0.36	55,000
Xavier Mesrobian 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	24,500		0.00	364,500

All directors and officers as a group	35,547,022		69.14	3,713,500

_______

(1)	Denotes officer or director.
(2)	Mr. Holden holds 148,989 of his shares directly and 5,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2018, is 6,438,800 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 7,772,200 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $1.40 per share.

The following table sets forth the option holder as of October 31, 2018:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	713,100
Paul Benford	Officer and Director	459,100
Paul Thomas	Officer and Director	475,600
Lowell Holden	Officer	202,500
Xavier Mesrobian	Officer	1,249,500
Ken Jennings	Director	253,100
Norm Evans	Director	253,100
John X Adiletta	Director	57,500
Employees and consultant as a group	-	4,108,700
Total		7,772,200

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	2,212,800
Equity compensation plans not approved by security holders	--	--	2,212,800
Total	10,000,000	--

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the licenses agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parities, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time.

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $58,701 and $75,796 as salary, respectively, for the fiscal year ended October 31, 2018 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $50,102(Mr. Thomas) and $33,007 (Mr. Benford). Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $41,967 as salary for the fiscal year ended October 31, 2018 for services as a Japanese business manager and translator. As of October 31, 2018, each contributed their accrued salary $50,102 (Mr. Thomas) and $33,007 (Mr. Benford) to capital for 104,600 and 68,100 options, respectively.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $33,600 during the year ending October 31, 2018 and accrued $ 14,400 in consulting fees in the Company. As of October 31, 2018, Mr. Holden contributed $14,400 to capital for 29,589 shares of Common stock.

Mr. Paul E. Thomas, the President of the Company was paid $75,796 for services for the fiscal year ended October 31, 2018 and accrued $33,007 in salary in the subsidiary. As of October 31, 2018, Mr. Thomas contributed $33,007 of accrued salary to capital for 68,100 options.

On October 31, 2017, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2017 in exchange for shares of common stock and options. The $289,984 of accrued compensation was exchanged for 584,900 options granted with a value of $240,078 and 123,000 shares of common stock was exchanged for $49,200 of accrued compensation

On October 31, 2018, the Officers and directors of the Company elected to forgo their accrued compensation for the fiscal year ended 2018 in exchange for shares of common stock and options. The $198,025 of accrued compensation was exchanged for 333,400 options granted with a value of $193,090 and 75,822 shares of common stock was exchanged for $36,909 of accrued compensation.

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

	2018	2017
Audit fees	$33,500	30,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2018 and 2017.

(b)

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

________

* Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 13, 2019.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2019.

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

February 13, 2019

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$677,303	$582,671
Accounts receivable	203,052	147,174
Inventory	2,319	2,634
Prepaid	7,431	19,528
Total current assets	890,105	752,007

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $81,713 and $82,721	6,060	961
Other assets	7,221	5,996
Total assets	$903,386	$758,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$74,701	$39,009
Accrued liability - related parties	84,210	47,631
Deferred Income	88,386	103,204
Total current liabilities	247,297	189,844

Total liabilities	247,297	189,844

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and Outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock, $0.001 par value, 70,000,000 authorized, 51,363,022 and 51,287,266 issued and outstanding, respectively	51,364	51,288
Additional paid-in capital	5,832,725	5,240,833
Accumulated Other Comprehensive Income (loss)	(74,643)	(60,487)
Accumulated deficit	(5,347,023)	(4,856,180)
Total stockholders’ equity	656,089	569,120

Total liabilities and stockholders’ equity	$903,386	$758,964

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE

INCOME (LOSS)

	Years Ended October 31,
	2018	2017

Revenue	$1,466,412	$1,336,316
Cost of goods sold	50,921	32,254
Gross profit	1,415,491	1,304,062

Operating expenses:
General and administrative expense	1,915,349	2,053,758
Depreciation	496	701
Income (loss) from operations	(500,354)	(750,397)

Other income (expenses):
Other income	1,128	1,132
Loss on settlement of liabilities	(39,193)	--
Currency exchange	15,301	(26,978)
Total other income (expense)	(22,764)	(25,846)

Net (loss) before taxes	(523,118)	(776,243)
Corporate tax refund	32,275	33,317

Net (loss)	$(490,843)	$(742,926)

Preferred dividends	(11,620)	(11,620)

Net loss to common shareholders	(502,463)	(754,546)

Foreign currency translation adjustments	(14,156)	14,911

Comprehensive (loss)	(516,619)	(739,635)

Net (loss) per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	51,328,090	51,057,293

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2018 AND 2017

									Accumulated	Total
					Series B Preferred		Additional		Other	Stockholders’
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance as of October 31, 2016	50,931,266	$50,932	5,000	$5	193,661	$193,661	$4,190,320	$(4,113,254)	$(75,398)	$246,266

Common stock issued for cash	233,000	233	--	--	--	--	256,067	--	---	256,300
Common stock issued for accrued compensation to related parties	123,000	123	--	--	--	--	49,077	--	--	49,200
Options issued for contribution to capital	--	--	--	---	--	--	240,784	--	--	240,784
Stock option expense	--	--	--	--	--	--	504,585	--	--	504,585
Change due to currency translation	--	--	-	--	--	--	--	--	14,911	14,911

Net loss	--	--	--	--	---	--	--	(742,926)	--	(742,926)

Balance as of October 31, 2017	51,287,366	$51,288	5,000	$5	193,661	$193,661	$5,240,833	$(4,856,180)	$(60,487)	$569,120

Common stock issued for accrued compensation to related parties	75,756	76	--	--	--	--	44,052	--	--	44,128
Options issued for accrued compensation to related parties	--	--	--	--	--	--	193,090	--	--	193,090
Stock option expense	--	--	--	--	--	--	354,750		--	354,750
Change due to currency translation	--	--	--	--	--	--	--	--	(14,156)	(14,156)

Net loss	--	--	--	--	--	--	--	(490,843)	--	(490,843)

Balance at October 31, 2018	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,832,725	$(5,347,023)	$(74,643)	$656,089

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(490,843)	$(742,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	496	701
Loss on settlement of accrued liabilities	39,193	--
Option based compensation	354,750	504,585
Changes in operating assets and liabilities:
Accounts receivable	(58,486)	12,242
Inventory	311	1,117
Prepaid and other assets	10,743	(4,834)
Accounts payable and accrued expense	27,082	(11,996)
Accrued liability-related party	252,709	268,221
Deferred revenue	(13,421)	4,596
Net cash provided by operating activities	122,534	31,697

Cash flows from financing activities:
Proceeds from issuance of common stock	--	256,300
Net cash provided by financing activities	--	256,300

Effects of foreign currency translation	(27,902)	27,814

Net increase in cash	94,632	315,811
Cash – beginning of year	582,671	226,860
Cash – end of year	$677,303	$582,671

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution of accrued compensation to capital-related parties	$-	$289,984
Shares issued for conversion of accrued salary	$36,909	$-
Options issued for conversion of accrued salary and commission	$161,116	$-

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency in presentation with the current year presentation. The footnotes were added to present the sales by geographic area and line of business. These reclassifications had no effect on the reported results of operations.

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

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2018 and October 31, 2017, respectively.

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

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2018 and 2017, 7,772,200 and 7,223,800 potentially issuable shares of common stock from stock options have been excluded from the calculation because their effect would be antidilutive to the Company’s net losses. Basic and diluted net income per share is the same due to net losses during both periods.

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

The Company will implement the transition effective with the quarter reporting beginning November 1, 2018, using the modified retrospective method of transition. Under this method the determination date of open contracts which could affect any adjustments would be November 1, 2018. The open contracts at the time period will be the unfulfilled portions of the maintenance contracts. Based on the cut off treatment of the recognition of revenue on the open contract being determined at the end of the previous period and being no changes in the open obligation requirements, the Company is of the belief there will be no adjustments in the value of the revenue recognized from these contracts.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2018 and 2017:

	2018	2017
Property and equipment	$87,773	$83,682
Less: accumulation depreciation	(81,713)	82,721
Net property and equipment	6,060	961

Depreciation expense totaled $496 and $701 for the years ended October 31, 2018 and 2017 respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its U.S. subsidiary consisted of the following as of October 31, 2018, and 2017:

	2018	2017
Income/(Loss) Before Income Taxes	$(174,958)	$(268,164)

Income Tax Recovery/Expense	(36,741)	(56,314)
Use of PY NOL
Valuation Allowance	36,741	56,314
	$-	$-

Net Operating Losses	$1,900,323	$1,725,365
Tax Rate	21%	21%

Deferred Tax Assets	399,068	362,327
Valuation Allowance	(399,068)	(362,327)
Net Deferred Tax Assets	$-	$-

The Parent Company had net losses of $174,958, and $268,164 for the years ended October 31, 2018 and 2017, respectively. As of October 31, 2018, the Company had a net operating loss carry forward of $1,900,323 which can be used to offset future taxable income. The carry forwards will begin to expire in 2037, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2018 and 2017 is as follows:

	2018	2017
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	-%	-%

The parent Company due to its loss has not filed US Corporate tax returns and is subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2018, and 2017:

	2018	2017
Income/(Loss) Before Income Taxes	$305,977	$137,551

Income Tax Recovery/Expense	81,084	(27,510)
Valuation Allowance	(81,084)	27,510
	-	-

Net Operating Losses	$356,394	$662,372
Tax Rate	26.5%	20%

Deferred Tax Assets	94,444	132,474
Valuation Allowance	(94,444)	(132,474)
Net Deferred Tax Assets	-	-

The Canadian Company had a net income of $305,977 and net income of $137,551 for the years ended October 31, 2018 and 2017, respectively. As of October 31, 2018, the Company had a net operating loss carry forward of $356,394 which can be used to offset future taxable income. The carry forwards will begin to expire in 2034, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2018 and 2017 is as follows:

	2018	2017
Canadian federal statutory rate	26.5%	20%
Net operating loss	(26.5)%	(20)%
Effective tax rate	-%	-%

The Canadian Company has filed corporate tax returns through October 31, 2018 and is subject to examination back to 2013.

During the years ended October 31, 2018 and 2017 Cogent received tax refunds of $32,275 and $33,317, respectively. The refunds are received under a scientific research and development program.

The Company’s deferred tax assets for the Japanese subsidiary company consisted of the following as of October 31, 2018:

	2018	2017
Income/(Loss) Before Income Taxes	$(48,479)	$3,428

Income Tax Recovery/Expense	14,961	1,303
Valuation Allowance	(14,961)	(1,303)
	-	--

Net Operating Losses	$142,206	93,726
Tax Rate	30.86%	38.01%

Deferred Tax Assets	43,885	35,625
Valuation Allowance	(43,885)	(35,625)
Net Deferred Tax Assets	-

The Japanese Company had net loss of $48,479 and a net income of $3,428 for the years ended October 31, 2018 and 2017. As of October 31, 2018 the Company had a net operating loss carry forward of $142,206, which can be used to offset future taxable income. As the Company was acquired on November 1, 2014, the loss carry forward may be subject to a change in control calculation.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2018 is as follows:

	2018	2017
Japanese federal statutory rate	30.86%	38.01%
Net operating loss	(30.86)%	(38.01)%
Effective tax rate	-%	-%

Skkynet Japan has filed corporate tax returns through July 31, 2018 and is subject to examination back to 2008 under law.

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

NOTE 6 – CONTRIBUTION TO CAPITAL

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

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$73,259	183,100	-
Paul Benford	43,644	109,100	-
Paul Thomas	27,277	68,200	-
Lowell Holden	19,200	-	48,000
All three directors	90,000	150,000	75,000
Total	$253,380	510,400	123,000

During the year ended October 31, 2018, the Officers and directors of the Company elected to forgo their accrued compensation for the year ended October 31, 2018 in exchange for shares of common stock and options. The $198,025 of accrued compensation was exchanged for 333,400 options granted with a fair value of $193,090 and 75,822 shares of common stock with a fair value of $44,128.

	Accrued Compensation	Options Issued for Accrued Compensation	Common stock issued for accrued Compensation
Andrew Thomas	$50,102	104,600	-
Paul Benford	$33,007	68,100	-
Paul Thomas	$33,007	68,100	-
Lowell Holden	$14,409	-	29,589
All three directors	$67,500	92,600	46,233
Total	$198,025	333,400	75,822

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

On July 31, 2018, the company issued 84,900 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $52,976 with computed volatility of 197% and a discount rate of 3.05%.The liability for which the options were issued was $52,976 which was expensed. The options were vested upon issuance.

The Company has elected to expense the options over the life of the option as stock-based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense above is $2,780,512. As of October 31, 2018 the Company expensed $354,750 for the year ended October 31, 2018 and $504,585 was expensed for the same period in 2017. The unrecognized future balance to be expensed over the term of the options is $856,863.

The number of options becoming exercisable during the year ended October 31, 2018 was 6,317,780 with a total number exercisable as of October 31, 2017 of 5,518,640

The following sets forth the options granted and outstanding as of October 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2016	6,263,200	.54	5.18	4,308,600	2,857,703
Granted	1,010,600	.22	9.8	-	-
Exercised	-	-	-	-	-
Forfeited by termination	(50,000)	(1.14)	-	-	-
Outstanding at Year Ended October 31, 2017	7,223,800	.40	4.77	5,518,640	1,401,820
Granted	548,400	.15	10.00	-	-
Exercised	-	-	-	-	-
Forfeited by termination	-	-	-	-	-
Outstanding at Year Ended October 31, 2018	7,772,200	.34	5.27	6,317,750	$2,241,496

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the licenses agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parities, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time.

During the years ended October 31, 2018 and 2017 the Company recognized but did not pay dividends of $11,620 and $11,620, respectively.

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

As of October 31, 2018, and 2017 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2018	2017
Accrued liabilities related parties	47,438	27,644
Accrued commissions	36,772	19,987
Total accrued liabilities	$84,210	$47,631

During the year ended October 31, 2018, the Officers and directors of the Company elected to forgo their accrued compensation in exchange for shares of common stock and options. The $198,025 of accrued compensation was exchanged for 333,400 options granted with a fair value of $193,090 and 75,822 shares of common stock with a fair value of $44,128.

	Accrued compensation	Options Issued for accrued compensation	Common stock issued for accrued compensation
Andrew Thomas	$50,102	104,600	-
Paul Benford	$33,007	68,100	-
Paul Thomas	$33,007	68,100	-
Lowell Holden	$14,409	-	29,589
All three directors	$67,500	92,600	46,233
Total	$198,025	333,400	75,822

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Five resellers accounted for 49% of sales in 2018 three resellers accounted for 51% of sales in 2017. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In 2018, no end user customers were responsible for more than 10% of our revenues and twenty one (21) end user customers were responsible for approximately 50% of gross revenue. In 2017, no end user customer was responsible for more than 10% of revenue and twenty three (23) end user customers were responsible for approximately 50% of gross revenue.

NOTE 10 – REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the year ended October 31, 2018 and 2017 was as follows:

Category	2018	2017
Product sales	1,098,609	994,724
Support	365,350	290,816
Other	2,453	50,777
Total	1,466,412	1,336,316

The Company sells its products on a worldwide basis. During the year ended October 31, 2018 and the Company’s revenue resulted in the following amounts geographically:

Area	Percentage	2018	2017
North America	31%	448,520	366,803
Europe	33%	480,971	474,245
Asia	20%	283,384	308,119
Middle East-Africa	11%	153,305	96,320
South America	5%	78,852	35,992
Other	0%	21,380	54,837
Total	100%	1,466,412	1,336,316

NOTE 11 – DEFERRED REVENUE

The Company receives part of its revenue from the sale of software support. The revenue received is for one year of support from the date of the support sale. The Company defers the revenue for the future periods in which it is obligated to perform the support service. As of October 31, 2018, and 2017 the Company had deferred revenue of $88,386 and $103,204, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2019	$49,164
2020	$49,164
2021	$49,164
2022	$36,873
Total	$184,365

