Form 10-Q
period 2019-01-31
Skkynet Cloud Systems, Inc.
filed 2019-03-11
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

 (888) 702-7851

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

As March 11, 2019, there were 51,363,022 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2019	October 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$669,597	$677,303
Accounts receivable	98,560	203,052
Inventory	2,319	2,319
Prepaid	45,687	7,431
Total current assets	816,163	890,105

Property and equipment, net of accumulated depreciation of $77,516 and $81,713 respectively	8,549	6,060
Other assets	6,006	7,221
Total Assets	$830,718	$903,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$118,209	$74,701
Accrued liabilities – related party	80,338	84,210
Deferred revenue	79,296	88,386
Total current liabilities	277,843	247,297

Total liabilities	277,843	247,297

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,363,022 and 51,363,022 shares issued and outstanding, respectively	51,364	51,364
Additional paid-in capital	5,892,569	5,832,725
Accumulative other comprehensive loss	(83,389)	(74,643)
Accumulated deficit	(5,501,335)	(5,347,023)
Total shareholders’ equity	552,875	656,089
Total Liabilities and Stockholders’ Equity	$830,718	$903,386

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For Three Months Ended January 31,

(Unaudited)

	2019	2018

Revenue	$293,129	$382,879
Cost of goods sold	6,154	13,401
Gross Profit	286,975	369,478

Operating Expenses:
General & administrative	447,604	517,809
Depreciation and amortization	120	126
Loss from operations	(160,749)	(148,457)

Other Income (Expenses):
Other income	1	--
Currency exchange	6,436	(20,645)
Total other income (expenses)	6,437	(20,465)

Net loss	(154,312)	(169,102)

Preferred dividends	(2,905)	(2,905)

Net loss to common shareholders	(157,217)	(172,007)

Foreign currency translation adjustment	(8,746)	36,325

Comprehensive (loss)	$(165,963)	$(135,682)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.00)	$ (0.00)
Weighted average common shares outstanding (basic and diluted):	51,363,022	51,287,266

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,312)	$(169,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	120	126
Option based compensation	59,844	102,912
Changes in operating assets and liabilities:
Accounts receivable	104,492	(24,825)
Accounts payable and accrued expenses	43,508	19,521
Inventory	--	(101)
Accrued liabilities – related parties	(3,872)	68,312
Prepaid and other assets	(37,041)	(37,580)
Deferred income	(9,090)	11,276
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,649	(29,461)

Effect of exchange rate changes on cash	(11,355)	32,139

Net increase (decrease) in cash	(7,706)	2,678

Cash, beginning of period	677,303	582,671
Cash, end of period	$669,597	$585,349

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-CASH INVESTING AND FINANCING
Conversion of accrued compensation to equity- related parties	$--	$67,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet Corp. (Canada), Skkynet, Inc. (USA) and Skkynet Japan (Japan). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

On November 1, 2014, the Company acquired Skkynet Japan NiC as a wholly owned subsidiary. On February 1, 2015, the Company formed a wholly owned US subsidiary Skkynet, Inc., and a wholly owned Canadian subsidiary Skkynet Corp.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $2,905 in Series B dividends which increases the loss to common shareholders from $154,312 to $157,217 for the three month period ended January 31, 2019.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2018 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end October 31, 2018 as reported on Form 10-K, have been omitted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency in presentation with the current year presentation to better present this year’s grouping. The footnotes were added to present the sales by geographic area and line of business. These reclassifications had no effect on the reported results of operations.

Recently Adopted Accounting Pronouncements

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations in the contract.

5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

The Company has five revenue streams, each of which the revenue is recognized in accordance to the five steps included in topic 606 . The revenue streams are:

1.	Sale of software direct to the end customer

2.	Sale of software through distributors and channel partners

3.	Maintenance support services

4.	Cloud services

5.	Hardware sales (Skkynet Japan only)

Effective November 1, 2018 the Company implemented the transition using the modified retrospective method of transition. Under this method the determination date of open contracts which could affect any adjustments was November 1, 2018. The open contracts at the time period are the unfulfilled portions of the maintenance contracts. Based on the cut off treatment of the recognition of revenue on the open contract being determined at the end of the previous period and being no changes in the open obligation requirements, the Company determined there are no adjustments in the value of the revenue recognized from these contracts.

As part of the revenue recognition reporting the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2019 and 2018 the revenue by product line was as follows:

Category	2019	2018
Product sales	192,331	286,815
Support	92,567	96,064
Other	8,231	--
Total	293,129	382,879

The Company sells its products on a worldwide basis. During the three month periods ended January 31, 2019 and 2018 and the Company’s revenue resulted in the following amounts geographically:

Area	Percentage	2019	2018
North America	31%	90,870	73,895
Europe	44%	128,977	144,096
Asia	17%	49,832	92,369
Middle East-Africa	5%	14,656	42,960
South America	3%	8,794	29,559
Total	100%	293,129	382,879

NOTE 3 - RELATED PARTY TRANSACTIONS

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

During the three month periods ended January 31, 2019 and 2018 the Company recognized but did not pay dividends of $2,905 and $2,905, respectively.

As of January 31, 2019, and October 31, 2018, the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2019	October 31, 2018
Accrued Commissions	$32,146	$36,772
Accrued compensation	$48,192	$47,438
Total accrued liabilities and accrued expense	$80,338	$84,210

NOTE 4 - OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. The total value calculated for option expense is $2,780,512. During the three month period ended January 31, 2019, the Company expensed $59,844 for options. The unrecognized future balance to be expensed over the term of the options is $797,019.

The following sets forth the options granted and outstanding as of January 31, 2019:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2018	7,772,200	0.34	5.27	6,317,750	2,241,496
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at January 31, 2019	7,772,200	0.34	5.05	6,429,880	1,336,896

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2019	$36,873
2020	$49,164
2021	$49,164
2022	$36,873
Total	$172,074

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

RESULTS OF OPERATIONS

For the three month period ending January 31, 2019, revenue was $293,129 compared to $382,879 for the same period in 2018. Revenue decreased for the three month period ending January 31, 2019 over same period ended January 31, 2018 by 23.4%. The decrease in revenue for the three month period ended January 31, 2019 is attributed to lower sales by the Cogent and Skkynet Japan divisions, on an international basis, of the products of the Company verses an unusually high sales for the Company in the same period in 2018.

General and administrative expense was $447,604 for the three month period ended January 31, 2019 compared to $517,809 for the same period in 2018. The decrease in general and administrative expenses for the three month period ended January 31, 2019, was a result of lower operating expense along with lower payroll in 2019 over 2018.

For the three month period ending January 31, 2019, the Company posted operating loss of $160,749 compared to operating loss of $148,457 for the same period in 2018. The increase in operating loss during the three month period is attributable to significantly lower sales in the 2019 period over the same period in 2018, offset partially by decreased expenses in consulting, salaries, and office expenses in the three month period ended January 31, 2019.

Other income and expense for the three month period ending January 31, 2019, was income of $6,437 compared to other expense of $20,645 for the same period in 2018 due to currency changes.

Net loss before income taxes of $154,312 was recorded for the three month period ending January 31, 2019, compared to a net loss before income taxes of $169,102 for the same period in 2018. The lower loss for the three month period in 2019 can be attributed to lower general and administrative expenses and other income in 2019 compared to other expense in 2018.

Net loss after taxes of $154,312 was recorded for the three month period ending January 31, 2019, compared to a net loss after taxes of $169,102 for the same period in 2018.

The Company incurred a comprehensive loss of $165,963 for the three month period ended January 31, 2019 compared to a comprehensive loss of $135,682 for the same period in 2018. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2019, Skkynet had current assets of $816,163 and current liabilities of $277,843, resulting in working capital of $538,320. Accumulated deficit, as of January 31, 2019, was $5,501,335 with total shareholders’ equity of $552,875.

Net cash provided in operations for the three months ending January 31, 2019, was $3,649 compared to net cash used of $29,461 for the same period in 2018.

Net cash used in operations decreased $33,110 primarily due to a decrease in net loss in 2019 over 2018 of which $43,068 is attributable to lower option discounts in 2019 over 2018.

Net cash provided from financing activities, during the three month period ended January 31, 2019 and the same period in 2018 was $0.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ending October 31, 2018.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

SKKYNET CLOUD SYSTEMS INC.

Date: March 11, 2019	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer
(Duly Authorized Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer
(Duly Authorized Principal Financial Officer)

