Form 10-Q
period 2019-04-30
Skkynet Cloud Systems, Inc.
filed 2019-06-18
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As June 18, 2019, there were 51,488,022 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2019	October 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$617,353	$677,303
Accounts receivable	144,163	203,052
Inventory	2,372	2,319
Prepaid	36,654	7,431
Total current assets	800,542	890,105

Property and equipment, net of accumulated depreciation of $84,147 and $81,713 respectively	8,494	6,060
Other assets	6,143	7,221
Total Assets	$815,179	$903,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$123,023	$74,701
Accrued liabilities – related party	26,435	84,210
Deferred revenue	75,667	88,386
Total current liabilities	225,125	247,297

Total liabilities	225,125	247,297

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,488,022 and 51,363,022 shares issued and outstanding, respectively	51,489	51,364
Additional paid-in capital	6,168,928	5,832,725
Accumulative other comprehensive loss	(43,822)	(74,643)
Accumulated deficit	(5,780,207)	(5,347,023)
Total shareholders’ equity	590,054	656,089
Total Liabilities and Stockholders’ Equity	$815,179	$903,386

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For Three and Six Months Ended April 30,

(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Revenue	$408,068	$307,911	$701,197	$693,817
Cost of goods sold	4,160	10,622	10,314	24,736
Gross Profit	403,908	297,289	690,883	669,081

Operating Expenses:
General & administrative	681,724	538,923	1,129,328	1,060,566
Depreciation and amortization	119	125	239	251
Loss from operations	(277,935)	(241,759)	(438,684)	(391,736)

Other Income (Expenses):
Other income	--	--	1	--
Loss on settlement of liabilities	(11,233)	(39,193)	(11,233)	(39,193)
Other expense	(2,100)	--	(2,100)	--
Currency exchange	12,396	20,233	18,832	227
Total other income (expenses)	(937)	(18,960)	5,500	(39,420)

Net loss	(278,872)	(260,719)	(433,184)	(431,156)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Net loss to common shareholders	(281,777)	(263,624)	(438,994)	(436,966)

Foreign currency translation adjustment	39,567	27,763	30,821	64,088

Comprehensive (loss)	$(242,210)	$(235,861)	$(408,173)	$(372,878)

Net loss per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	51,364,396	51,318,229	51,363,709	51,302,714

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED APRIL 30, 2019 AND 2018

									Accumulated	Total
					Series B Preferred		Additional		Other	Stockholders’
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance as of October 31, 2017	51,287,366	$51,288	5,000	$5	193,661	$193,661	$5,240,833	$(4,856,180)	$(60,487)	569,120
Common stock issued for accrued compensation to related parties	30,684	30	--	--	--	--	12,270	--	--	12,300
Stock options issued for accrued liabilities- related parties	--	--	--	---	--	--	55,114	--	--	55,114
Stock option expense	--	----	--	--	--	--	102,912	--	--	102,912
Change due to currency translation	--	--	-	--	--	--	--	--	36,325	36,325
Net loss								(169,102)		(169,102)

Balance at January 31, 2018	51,317,950	51,318	5,000	5	193,661	196,661	5,411,129	(5,025,282)	(24,162)	606,669
Common stock issued for accrued compensation to related parties	25,361	26	--	--	--	--	19,502	--	--	19,528
Stock options issued for accrued liabilities- related parties	--	--	--	--	--	--	84,947	--	--	84,947
Stock option expense	--	--	--	--	--	--	102,185	--	--	102,185
Changes due to currency translations	--	--	--	--	--	--	--	--	27,763	27,763
Net loss	--	--	--	--	---	--	--	(262,054)	--	(262,054)

Balance as of April 30, 2018	51,343,311	$51,344	5,000	$5	193,661	$193,661	$5,617,763	$(5,287,336)	$3,601	$579,038

Balance at October 31, 2018	51,363,022	51,364	5,000	5	193,661	193,661	5,832,725	(5,347,023)	(74,643)	656,089
Stock option expense	--	--	--	--	--	--	59,844		--	59,844
Change due to currency translation	--	--	--	--	--	--	--	--	(8,746)	(8,746)
Net loss	--	--	--	--	--	--	--	(154,312)	--	(154,312)

Balance at January 31, 2019	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,892,569	$(5,501,335)	$(83,389)	$552,875
Common stock issued for conversion of options	125,000	125	--	--	--	--	4,950	--	--	5,075
Stock option expense	--	--	--	--	--	--	215,476	--	--	215,476
Stock options issued for accrued liabilities- related parties	--	--	--	--	--	--	55,933	--	--	55,933
Changes due to currency translation	--	--	--	--	--	--	--	--	39,567	39,567
Net loss	--	--	--	--	--	--	--	(278,872)	--	(278,872)

Balance at April 30, 2019	51,488,022	$51,489	5,000	$5	193,661	$193,661	$6,168,928	$(5,780,207)	$(43,822)	$590,054

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(433,184)	$(431,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	239	251
Option based compensation	275,320	205,097
Loss on settlement of accrued liabilities	11,233	39,193
Changes in operating assets and liabilities:
Accounts receivable	58,889	(110,113)
Accounts payable and accrued expenses	48,322	29,122
Inventory	(53)	(108)
Accrued liabilities – related parties	(13,075)	136,081
Prepaid and other assets	(28,145)	(21,360)
Deferred income	(12,719)	48,042
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(93,173)	(104,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options	5,075	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,075	-

Effect of exchange rate changes on cash	28,148	60,095

Net increase (decrease) in cash	(59,950)	(44,856)

Cash, beginning of period	677,303	582,671
Cash, end of period	$617,353	537,815

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-CASH INVESTING AND FINANCING
Conversion of accrued compensation to equity- related parties	$44,700	$132,696

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

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $5,810 in Series B dividends which increases the loss to common shareholders from $433,184 to $438,994 for the six month period ended April 30, 2019.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

The Company has five revenue streams, each of which the revenue is recognized in accordance to the five steps included in topic 606. The revenue streams are:

1.	Sale of software direct to the end customer
2.	Sale of software through distributors and channel partners
3.	Maintenance support services
4.	Cloud services
5.	Hardware sales (Skkynet Japan only)

Effective November 1, 2018, the Company implemented the transition using the modified retrospective method of transition. Under this method the determination date of open contracts which could affect any adjustments was November 1, 2018. The open contracts at the time period are the unfulfilled portions of the maintenance contracts. Based on the cut off treatment of the recognition of revenue on the open contracts being determined at the end of the previous period and being no changes in the open obligation requirements, the Company has determined that there are no adjustments in the value of the revenue recognized from these contracts.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area.  During the six month periods ended April 30, 2019 and 2018 the revenue by product line was as follows:

Category	2019	2018
Product sales	$499,463	$495,340
Support	183,691	168,763
Other	18,043	29,714
Total	$701,197	$693,817

The Company sells its products on a worldwide basis.  During the six month periods ended April 30, 2019 and 2018 the Company’s revenue resulted in the following amounts geographically:

Area	Percentage	2019	2018
North America	39%	$269,858	$242,603
Europe	36%	252,293	216,029
Asia	17%	121,900	163,639
Middle East-Africa	7%	46,870	31,999
South America	1%	10,276	39,547
Total	100%	$701,197	$693,817

NOTE 3- RELATED PARTY TRANSACTIONS

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

During the six months periods ended April 30, 2019 and 2018, the Company recognized but did not pay dividends of $5,810 and $5,810, respectively.

As of April 30, 2019, and October 31, 2018, the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2019	October 31, 2018
Accrued Commissions	$26,435	$36,772
Accrued compensation	$--	$47,438
Total accrued liabilities and accrued expense	$26,435	$84,210

During the six months ended April 30, 2019, three officers of the Company elected to forgo their accrued compensation for the six months ended April 30, 2019 in exchange for options. The $44,700 of accrued compensation was exchanged for 199,800 options granted with a fair value of $55,933 with the difference  of $11,233 expensed as a loss on liabilities.

	Accrued compensation	Options Issued for accrued compensation
Andrew Thomas	$20,860	93,200
Paul Benford	$11,920	53,300
Paul Thomas	$11,920	53,300
Total	$44,700	199,800

On March 2, 2019, the Company issued 7,500 options to three independent directors. (See Note 5 -Options)

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company, 50,000 options were exercised and $0.10 per share by the officer and 75,000 options were exercised at $0.001 per share by the director for a total value of $5,075.

NOTE 4 – EQUITY

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

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company. The officer exercised 50,000 options at $0.10 per share and the director exercised 75,000 options at $0.001 per share for a total value of $5,075.

NOTE 5 – OPTIONS

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

On March 2, 2019, the Company modified 3,148,700 options to an exercise price of $0.21 per share upon conversion.  The modified options vest in five years and expire in 10 years. The fair value of the modified options was calculated using the Black Scholes method with a 10 year expiration, stock measurement price of $0.20, volatility of 196.31% and discount rate of 3.00%. The total value calculated to be $628,638. The modified options were calculated and the difference between the calculation before modification was subtracted from the calculation of the modified options. The incremental value of the options is $38,162. The modified options have an unamortized expense of $796,286, therefore fair value is $834,448. As of April 30, 2019, $268,547 of option expense was recorded.

On March 2, 2019, the Company issued 130,000  options to four consultants and 7,500 options to three independent directors all with an exercise price of $0.21 per share upon conversion.  The options vest in five years and expire in 10 years. The fair value of the options was calculated using the Black Scholes method with a 10 year expiration, stock measurement price of $0.20, volatility of 196.31% and discount rate of 3.00%. the total value calculated to be $27,754 of which $6,863 of option expense was recorded on April 30, 2019.

On April 30, 2019, the company issued 199,800 options to three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $55,933 with computed volatility of 197.12% and a discount rate of 3.00%.The liability for which the options were issued was $44,700 with a loss recognized at settlement of $11,233. The options were vested upon issuance.

On April 29, 2019, 125,000 options were converted into common stock, 50,000 at $0.10 per share with a value of $5,000 and 75,000 at $0.001 with a value of $75 for a total conversion value of $5,075.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. During the six month period ended April 30, 2019, the Company expensed $275,320 for options. The unrecognized future balance to be expensed over the term of the options is $646,427.

The following sets forth the options granted and outstanding as of April 30, 2019:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2018	7,772,200	0.34	5.27	6,317,750	2,241,496
Granted	337,300	0.09	9.75	--	--
Exercised	(125,000)	--	--	--	--
Forfeited/Expired by termination	(20,000)	--	--	--	--
Outstanding at April 30, 2019	7,964,500	0.13	7.68	5,470,540	1,084,178

NOTE 6– COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7.

During May 2017, the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2019	$24,582
2020	$49,164
2021	$49,164
2022	$36,873
Total	$159,783

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

The Company provides software and related systems and facilities to collect, process, and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise, and control industrial processes and financial information systems. By using this software and, when requested by a client, our web based assets, our clients and their customers (to the extent relevant) are given the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop, or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and six month periods ending April 30, 2019, revenue was $408,068 and $701,197 compared to $307,911 and $693,817 for the same periods in 2018. Revenue increased for the three and six month periods ending April 30, 2019 over same period  ended April 30, 2018 by 2.4%.  The increase in revenue for the three and six month periods ended April 30, 2019 is attributed to higher sales by the Cogent offset by lower sales by Skkynet Japan division.

General and administrative expense was $681,724 and $1,129,328 for the three and six month periods ended April 30, 2019 compared to $538,923 and $1,060,566 for the same periods in 2018. The increase in general and administrative expenses for the three and six  month periods ended April 30, 2019, was a result of higher operating expense  in 2019 over 2018.

For the three and six month periods ending April 30, 2019, the Company posted an operating loss of $277,935 and $438,684 compared to operating loss of $241,759 and $391,736 for the same periods in 2018. The increase in operating loss during the three and six month periods is attributable to higher  option expense in the 2019 periods over the same periods in 2018 and decreased expenses in consulting, salaries, and office expenses.

Other income and expense for the three and six month periods ending April 30, 2019, was expense of $937and income of $5,500 compared to other expense of $18,960 and $39,420 for the same periods in 2018 due to currency changes.

Net loss before income taxes of $278,872 and $433,184  was recorded for the three and six month periods ending April 30, 2019, compared to a net loss before income taxes of $260,719 and $431,156 for the same periods in 2018. The losses for the three and six month periods in 2019 can be attributed to higher general and administrative expenses and other income in  in 2019 compared to other expense for the same periods in 2018.

The Company incurred a comprehensive loss of $242,210 and $408,173 for the three and six month periods ended April 30, 2019 compared to a comprehensive loss of $235,861 and $372,878 for the same periods in 2018. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2019, Skkynet had current assets of $800,542 and current liabilities of $225,125, resulting in working capital of $575,417. Accumulated deficit, as of April 30, 2019, was $5,780,207 with total shareholders’ equity of $590,054.

Net cash used in operations for the six months ending April 30, 2019, was $93,173 compared to net cash used of $104,951 for the same period in 2018.

Net cash used in operations decreased $11,778 primarily due to a decrease in net loss in 2019 over 2018 along with lower option-based compensation and a positive change in account receivable.

Net cash provided from financing activities, during the six month period ended April 30, 2019 was $5,075 attributed to options being exercised and for the same period in 2018 was $0.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2019 an officer and director exercised 125,000 options for 125,000 common shares of the Company. 50,000 options were exercised and $0.10 per share and 75,000 options were exercised at $0.001 per share for a total value of $5,075.

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

SKKYNET CLOUD SYSTEMS INC.

Date June 18, 2019	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

