Form 10-Q
period 2019-07-31
Skkynet Cloud Systems, Inc.
filed 2019-09-13
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☒	Emerging growth company	☒
		Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As September 13, 2019, there were 51,465,522 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	October 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$700,966	$670,827
Accounts receivable	134,913	172,911
Prepaid	18,792	5,698
Current assets of discontinued operations	54,248	40,669
Total current assets	908,919	890,105

Property and equipment, net of accumulated depreciation of $81,246 and $81,713 respectively	8,561	6,060
Other assets of discontinued operations	6,279	7,221
Total Assets	$923,759	$903,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$64,995	$37,599
Accrued liabilities – related party	24,241	84,210
Deferred revenue	138,702	85,694
Current liabilities of discontinued operations	84,284	39,794
Total current liabilities	312,222	247,297

Total liabilities	312,222	247,297

Stockholders’ Equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,488,022 and 51,363,022 shares issued and outstanding, respectively	51,489	51,364
Additional paid-in capital	6,212,023	5,832,725
Accumulative other comprehensive loss	(20,694)	(74,643)
Accumulated deficit	(5,824,947)	(5,347,023)
Total shareholders’ equity	611,537	656,089
Total Liabilities and Stockholders’ Equity	$923,759	$903,386

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For Three and Nine Months Ended July 31,

(Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Revenue	$337,587	$319,920	$973,400	$879,041
Cost of goods sold	275	--	275	--
Gross Profit	337,312	319,920	973,125	879,041

Operating Expenses:
General & administrative	378,841	452,189	1,410,493	1,411,802
Depreciation and amortization	120	122	359	373
Loss from operations	(41,649)	(132,391)	(437,727)	(533,134)

Other Income (Expenses):
Other income	--	--	1	--
Loss on settlement of liabilities	--	--	(11,233)	(39,193)
Other expense	--	--	(2,100)	--
Currency exchange	(17,229)	11,696	1,603	11,469
Total other income (expenses)	(17,229)	11,696	(11,729)	(27,724)

Net loss before taxes	(58,878)	(120,695)	(449,456)	(560,858)

Tax refund	30,399	33,033	30,399	33,033

Net loss from continued operations	(28,479)	(87,662)	(419,057)	(527,825)
Net loss from discontinued operations	(16,261)	(35,690)	(58,867)	(26,683)

Net loss	(44,740)	(123,352)	(477,924)	(554,508)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Net loss to common shareholders	(47,645)	(126,257)	(486,639)	(563,223)

Foreign currency translation adjustment	23,128	7,979	53,949	72,067

Comprehensive (loss)	$(24,517)	$(118,278)	$(432,690)	$(491,156)
Net loss per common share from continued operations (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss per common share from discontinued operations (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share to common shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding (basic and diluted):	51,488,022	51,343,311	51,404,689	51,316,247

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JULY 31, 2019 AND 2018

(Unaudited)

									Accumulated	Total
					Series B Preferred		Additional		Other	Stockholders’
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance as of October 31, 2017	51,287,266	$51,288	5,000	$5	193,661	$193,661	$5,240,833	$(4,856,180)	$(60,487)	569,120
Common stock issued for accrued compensation to related parties	30,684	30	--	--	--	--	12,270	--	--	12,300
Stock options issued for accrued liabilities- related parties	--	--	--	---	--	--	55,114	--	--	55,114
Stock option expense	--	----	--	--	--	--	102,912	--	--	102,912
Change due to currency translation	--	--	-	--	--	--	--	--	36,325	36,325
Net loss								(169,102)		(169,102)

Balance at January 31, 2018	51,317,950	51,318	5,000	5	193,661	193,661	5,411,129	(5,025,282)	(24,162)	606,669
Common stock issued for accrued compensation to related parties	25,361	26	--	--	--	--	19,502	--	--	19,528
Stock options issued for accrued liabilities- related parties	--	--	--	--	--	--	84,947	--	--	84,947
Stock option expense	--	--	--	--	--	--	102,185	--	--	102,185
Changes due to currency translations	--	--	--	--	--	--	--	--	27,763	27,763
Net loss	--	--	--	--	---	--	--	(262,054)	--	(262,054)
	--	--	--	--	--	--	--	--	--	--
Balance as of April 30, 2018	51,343,311	51,344	5,000	5	193,661	193,661	5,617,763	(5,287,336)	3,601	579,038
Common stock issued for accrued liabilities to related parties	19,711	20	--	--	--	--	12,280	--	--	12,280
Stock options issued for accrued liabilities- related parties	--	--	--	--	--	-	53,029	--	--	53,529
Stock option expense	--	--	--	--	--	--	89,066	--	--	89,066
Change due to currency translation	--	--	--	--	--	--	--	--	7,979	7,979
Net loss	--	--	--	--	--	--	--	(123,352)	--	(123,352)

Balance at July 31, 2018	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,772,138	$(5,410,688)	$11,580	$618,060

Balance at October 31, 2018	51,363,022	51,364	5,000	5	193,661	193,661	5,832,725	(5,347,023)	(74,643)	656,089
Stock option expense	--	--	--	--	--	--	59,844		--	59,844
Change due to currency translation	--	--	--	--	--	--	--	--	(8,746)	(8,746)
Net loss	--	--	--	--	--	--	--	(154,312)	--	(154,312)

Balance at January 31, 2019	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,892,569	$(5,501,335)	$(83,389)	$552,875
Common stock issued for exercise of options	125,000	125	--	--	--	--	4,950	--	--	5,075
Stock option expense	--	--	--	--	--	--	215,476	--	--	215,476
Stock options issued for accrued liabilities- related parties	--	--	--	--	--	--	55,933	--	--	55,933
Changes due to currency translation	--	--	--	--	--	--	--	--	39,567	39,567
Net loss	--	--	--	--	--	--	--	(278,872)	--	(278,872)

Balance at April 30, 2019	51,488,022	$51,489	5,000	$5	193,661	$193,661	$6,168,928	$(5,780,207)	$(43,822)	$590,054
Stock option expense	--	---	--	--	--	--	43,095	--	--	43,095
Change due to currency translation	--	--	--	--	--	--	--	--	23,128	23,128
Net loss	----	--	---	--	--	--	--	(44,740)	--	(44,740)

Balance at July 31, 2019	51,488,022	$51,489	5,000	$5	193,661	$193,661	$6,212,023	$(5,824,947)	$(20,694)	$611,537

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(477,924)	$(554,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	58,867	26,683
Depreciation and amortization expense	359	373
Option based compensation	318,415	294,163
Loss on settlement of accrued liabilities	11,233	39,193
Changes in operating assets and liabilities:
Accounts receivable	37,998	(56,315)
Accounts payable and accrued expenses	27,396	17,175
Accrued liabilities – related parties	(15,269)	206,378
Prepaid and other assets	(13,094)	(3,934)
Deferred income	53,008	37,110
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	989	6,318

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options	5,075	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,057	--

DISCONTINUED OPERATIONS
Net cash used in operating activities	(27,014)	(876)
Net cash used in discontinued operations	(27,014)	(876)

Effect of exchange rate changes on cash	51,089	68,150

Net increase (decrease) in cash	30,139	73,592

Cash, beginning of period	670,827	546,370
Cash, end of period	$700,966	$619,962

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NON-CASH INVESTING AND FINANCING
Conversion of accrued compensation to equity- related parties	$44,700	$198,025

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

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. The series B is convertible by the holder into common stock at $1.35 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum cumulative dividend. On July 30, 2015, the Company issued 193,661 shares of Series B convertible preferred stock to three related parties in exchange for the outstanding notes payable and accrued interest of $193,661. Dividends are not paid. The Company has accounted for $8,715 in Series B dividends which increases the loss to common shareholders from $477,924 to $486,641 for the nine month period ended July 31, 2019.

On August 1, 2019 the Company sold its wholly owned subsidiary Skkynet Japan to its former owners. (See: Footnotes 7 and 8)

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

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine month periods ended July 31, 2019 and 2018 the revenue by product line was as follows:

Category	2019	2018
Product sales	689,220	627,911
Support	284,180	251,130
Total	973,400	879,041

The Company sells its products on a worldwide basis. During the nine month periods ended July 31, 2019 and 2018 the Company’s revenue resulted in the following amounts geographically:

Area	Percentage	2019	Percentage	2018
North America	40%	391,389	38%	335,844
Europe	42%	406,095	41%	359,489
Asia	8%	79,803	7%	59,260
Middle East-Africa	7%	62,090	8%	69,034
South America	3%	34,023	6%	55,414
Total	100%	973,400	100%	879,041

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

During the nine months periods ended July 31, 2019 and 2018, the Company recognized but did not pay dividends of $8,715 and $8,715, respectively.

As of July 31, 2019, and October 31, 2018, the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2019	October 31, 2018
Accrued Commissions	$24,241	$36,772
Accrued compensation	$--	$47,438
Total accrued liabilities and accrued expense	$24,241	$84,210

During the nine months ended July 31,2019, three officers of the Company elected to forgo their accrued compensation for the nine months ended July 31, 2019 in exchange for options. The $44,700 of accrued compensation was exchanged for 199,800 options granted with a fair value of $55,933 with the difference of $11,233 expensed as a loss on liabilities.

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

NOTE 4 - EQUITY

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

NOTE 5 - OPTIONS

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

On July 31, 2018, the company issued 84,900 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Scholes valuation of $52,976 with computed volatility of 197% and a discount rate of 3.05%. The liability for which the options were issued was $52,976 which was expensed. The options were vested upon issuance.”

On March 2, 2019, the Company modified 3,148,700 options to an exercise price of $0.21 per share upon conversion. The modified options vest in five years and expire in 10 years. The fair value of the modified options was calculated using the Black Scholes method with a 10 year expiration , stock measurement price of $0.20, volatility of 196.31% and discount rate of 3.00%. The total value calculated to be $628,638. The modified options were calculated and the difference between the calculation before modification was subtracted from the calculation of the modified options. The incremental value of the options is $38,162. The modified options have an unamortized expense of $796,286, therefore fair value is $834,448. As of July 31, 2019, $310,179 of option expense was recorded.

On March 2, 2019, the Company issued 130,000 options to four consultants and 7,500 options to three independent directors all with an exercise price of $0.21 per share upon conversion. The options vest in five years and expire in 10 years. The fair value of the options was calculated using the Black Scholes method with a 10 year expiration, stock measurement price of $0.20, volatility of 196.31% and discount rate of 3.00%. The total value calculated to be $27,754 of which $8,236 of option expense was recorded through July 31, 2019

On April 30, 2019, the company issued 199,800 options to three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes valuation of $55,933 with computed volatility of 197.12% and a discount rate of 3.00%.The liability for which the options were issued was $44,700 with a loss recognized at settlement of $11,233. The options were vested upon issuance.

On April 29, 2019, 125,000 options were converted into common stock, 50,000 at $0.10 per share with a value of $5,000 and 75,000 at $0.001 with a value of $75 for a total conversion value of $5,075.

The Company has elected to expense the options over the life of the option as stock based compensation. The expense is calculated with a Black Scholes model to reach the fair value over the length of each option. During the nine month period ended July 31, 2019, the Company expensed $318,415 for options. The unrecognized future balance to be expensed over the term of the options is $603,332.

The following sets forth the options granted and outstanding as of July 31, 2019:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2018	7,772,200	0.34	5.27	6,317,750	2,241,496
Granted	337,300	0.09	9.75	--	--
Exercised	(125,000)	--	--	--	--
Forfeited/Expired by termination	(20,000)	--	--	--	--
Outstanding at July 31, 2019	7,964,500	0.13	7.44	5,470,540	1,187,928

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7.

During May 2017, the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2019	$12,291
2020	$49,164
2021	$49,164
2022	$36,873
Total	$147,942

NOTE 7 - DISCONTINUED OPERATIONS

On July 9, 2019 the Company entered into an agreement, effective August 1, 2019, to sell the Company’s wholly owned subsidiary Skkynet Japan to the former owners. Under terms of the agreements, 22,500 shares of common stock and 272,500 options of the Company held by the former owners will be returned to the Company for 100% ownership of Skkynet Japan. In addition, the intellectual property, software documentation and source code of the Company will be returned to the Company with the balance of the assets and liabilities remaining in Skkynet Japan. As part of the agreement, the name of Skkynet Japan will be changed to exclude Skkynet in its new name. The Company will forgive the indebtedness owed to the Company by its subsidiary Skkynet Japan.

The Company determined that the sale of the subsidiary in Japan represented a significant portion of its business and will have a major effect on the Company’s operations and financial results and, therefore, classified its Skkynet Japan subsidiary as held for sale on July 30, 2019 thus meeting the criteria for discontinued operations.

Assts and Liabilities of Discontinued Operations

	July 31, 2019	October 31, 2018
Carrying amounts of assets included in discontinued operations
Cash	$6,773	$6,476
Accounts receivable	32,856	30,141
Inventory	2,425	2,319
Prepaid	12,194	1,733
Other assets	6,279	7,221
Total assets of Discontinued Operations	$60,527	$47,890

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$2,117	$518
Accrued liabilities	80,713	36,584
Deferred revenue	1,454	2,692
Total liabilities of Discontinued Operations	$84,284	$39,794

Operating Results of Discontinued Operations
For Three and Nine Months Ended July 31,

	Three Months		Nine Months
	2019	2018	2019	2018
Revenue included in discontinued operations	$41,277	$34,263	$106,661	$168,959

Operating costs and expenses included in discontinued operations
Cost of goods sold	5,913	22,721	16,227	47,157
General and administrative cost	51,625	47,232	149,301	148,485
Net loss from Discontinued operations	(16,261)	(35,690)	(58,867)	(26,683)
Net loss per share of discontinued operations basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Cash flows from Discontinued Operations	March 31, 2019	March 31, 2018
Operating costs and expenses included in discontinued operations
Net cash used in operating activities	$27,014	$876
Net cash used in financing activities	--	--
Net cash used in discontinued operations	$27,014	$876

NOTE 8 - SUBSEQUENT EVENTS

On August 1, 2019 the Company completed the agreement dated July 9, 2019 to sell the Company’s wholly owned subsidiary Skkynet Japan to the former owners. Under terms of the agreements, 22,500 shares of common stock and 272,500 options of the Company held by the former owners will be returned to the Company for 100% ownership of Skkynet Japan. In addition, the intellectual property, software documentation and source code of the Company will be returned to the Company with the balance of the assets and liabilities remaining in Skkynet Japan. As part of the agreement, the name of Skkynet Japan will be changed to exclude Skkynet in its new name. The Company will forgive the indebtedness owed to the Company by its subsidiary Skkynet Japan.

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

The results of operations reflects the adjustments of the three and nine months periods in 2019 and 2018 for discontinued operations. Discontinued operations are not part of the results of operations in this section.

RESULTS OF OPERATIONS

For the three and nine month periods ending July 31, 2019, revenue was $337,587 and $973,400 compared to $319,920 and $879,041 for the same periods in 2018. Revenue increased for the nine month period ending July 31, 2019 over same period ended July 31, 2018 by 10.7%. The increase in revenue for the three and nine month periods ended July 31, 2019 is attributed to higher sales by the Cogent.

General and administrative expense including compensation was $378,841 and $1,410,493 for the three and nine month periods ended July 31, 2019 compared to $452,189 and $1,411,802 for the same periods in 2018. The decrease in general and administrative expenses for the three and nine month periods ended July 31, 2019, was minimal in operating expense in 2019 over 2018. The decrease in expenses for the quarter in 2019 from 2018 was due to lower options costs in 2019.

For the three and nine month periods ending July 31, 2019, the Company posted an operating loss of $41,649 and $437,727 compared to operating loss of $132,391 and $533,134 for the same periods in 2018. The decrease in operating loss during the three and nine month periods is attributable to lower expense with slightly higher revenue in the 2019 periods over the same periods in 2018 and decreased expenses in consulting, salaries, and office expenses.

Other income and expense for the three and nine month periods ending July 31, 2019, was expense of $17,229 and $11,729 compared to other income of $11,696 and expense of $27,724 for the same periods in 2018. The amount in 2018 was higher due to debt settlement amounts recorded in 2018 and not 2019.

Net loss before income taxes of $58,878 and $449,456 was recorded for the three and nine month periods ending July 31, 2019, compared to a net loss before income taxes of $120,695 and $560,858 for the same periods in 2018. The losses for the three and nine month periods in 2019 can be attributed to lower general and administrative expenses and other expense in in 2019 compared to other expense for the same periods in 2018 plus higher sales in 2019 over 2018 for the same periods.

The Company incurred a comprehensive loss of $24,517 and $432,690 for the three and nine month periods ended July 31, 2019 compared to a comprehensive loss of $118,278 and $491,156 for the same periods in 2018. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2019, Skkynet had current assets of $908,919 and current liabilities of $312,222, resulting in working capital of $596,697. Accumulated deficit, as of July 31, 2019, was $5,824,947 with total shareholders’ equity of $611,537.

Net cash provided by operating activity for the nine months ending July 31, 2019, was $989 compared to $6,318 for the same period in 2018.

Net cash provided by operating activity decreased $5,329 primarily due to increase in accounts receivable and deferred revenue in 2019 over 2018 along with higher option-based compensation.

Net cash provided from financing activities, during the nine month period ended July 31, 2019 was $5,075, attributed to options being exercised, and for the same period in 2018 was $0.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 13, 2019	By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer
(Duly Authorized Principal Financial Officer)

