Form 10-K
period 2019-10-31
Skkynet Cloud Systems, Inc.
filed 2020-02-13
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2019 was 15,816,000 with a market value of $4,428,480. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 13, 2020, was 51,576,122.

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

All forward-looking statements are based upon information available to us on the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

•	our ability to attract new clients to enter into subscriptions or one time installations for our products and services:

•	our ability to service those clients effectively and induce them to renew their subscriptions to our products and services;

•	our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

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

•	the attraction and retention of qualified employees and key personnel;

•	our ability to protect and defend our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	events in the markets for our products and applications and alternatives to our products and applications, in the United States and global markets generally;

•	future regulatory, judicial and legislative changes in our industry;

•	changes in the competitive environment in our industry and the markets in which we operate.

•	developments and acceptance, favorable and unfavorable, about the use of cloud systems for the implementation of our products and services;

•	other factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

As used in this Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “Skkynet” and “Cogent” refer to Skkynet Cloud Systems, Inc., a Nevada corporation, and its subsidiaries.

PART I

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”). Skkynet was established to enhance Cogent’s existing business lines through the integration of cloud-based systems (“Cloud”), and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”. We will also expand the areas of business activity to which our products and services are applied.

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

_________

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

The JOBS Act affords an EGC an opportunity to get a temporary reprieve from certain SEC regulations by exempting an EGC from these regulations for up to five years. These eased requirements include an exemption from certain financial disclosure and governance requirements and relaxed restrictions on the sale of securities. The JOBS Act also increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (“SEC”) reporting and disclosure rules. The JOBS Act provides scaled disclosure provisions for EGCs, including, among other things:

•	permitting EGCs to include only two years of audited financial statements in the registration statement filed under the Securities Act of 1933 (the “Securities Act”) for an IPO of common equity securities.
•	allowing EGCs to comply with the smaller reporting company version of Item 402 of Regulation S-K.
•	removing the requirement that EGCs comply with Sarbanes-Oxley Act Section 404(b) auditor attestation of internal control over financial reporting.
•	removing the requirement to comply with the “say on pay” rules of the Securities Exchange Act of 1934 (the “Exchange Act”); and
•	the formation of certain committees and preparation of charters for such committees including compensation and nominating committees.

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

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had approximately $1,367,448 in annual revenues from its operations for its fiscal year ended October 31, 2019 and $1,268,588 in annual revenues for the fiscal year ended October 31, 2018.

Our acquisition and subsequent sale of NiC

In November 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Nic Corporation (“NiC”, subsequently renamed Skkynet Japan 株式会社, “Skkynet Japan”) in Osaka, Japan from Mr. Akira Iwata, Mrs. Takako Nishikawa, and Mr. Mitsuharu Sekiguchi in exchange for a total of one-hundred and ten thousand ($110,000.00) U.S. dollars and fifty thousand (50,000) restricted shares of our common stock, as a result of which NiC became our wholly-owned subsidiary. At the acquisition closing, NiC’s business consisted primarily of providing custom hardware and software development services to a variety of embedded industrial and office hardware and software products. In August 2017, NiC was formally renamed to Skkynet Japan to market and provide support for Skkynet’s products and services primarily to manufacturers in industrial processes and energy companies.

On August 1 2019, we completed the disposal of Skkynet Japan back to the former owners in exchange for 22,500 shares of common stock and 272,500 options of the Company held by the former owners. In addition, intellectual property, software documentation and source code of the Company was returned to the Company with the balance of the assets and liabilities remaining in Skkynet Japan. As part of the agreement, the name of Skkynet Japan was changed to exclude Skkynet in its new name.

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

Our system can operate as a simple add-on to existing Supervisory Control and Data Acquisition (“SCADA”) or as the basis for new deployment. SCADA is a system that collects information from various sensors installed at a factory or other remote locations. All of the collected data is sent to a common or central computer for further processing and storage and is used to describe control processes in various industries such as water treatment, manufacturing processes, and environmental procedures.

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

__

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

—	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;

—	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system:

—	the ability to provide historical data for both QuickTrend and WebView trend displays;

—	data redundancy features; and

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

Over a six year period we, including the historical operations of Cogent, have provided our products and services to more than 1,900 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food& Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators. We are well-diversified across these industries such that cyclical swings in any individual industries does not expose us significantly.

The Company sells to their end-user customers both directly and through resellers. Four resellers accounted for 50% of sales in 2019 and three resellers accounted for 51% of sales in 2018. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In 2019, no end user customers were responsible for more than 10% of our revenues and twenty one (21) end user customers were responsible for approximately 50% of gross revenue. In 2018, no end user customer was responsible for more than 10% of revenue and twenty three (23) end user customers were responsible for approximately 50% of gross revenue.

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

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements. Our software is designed to be modular, such that the customer can choose from a variety of product packs (“Product Pack”) and features to create the type of system that they require. There are currently twenty-three (23) different Product Packs such as DataHub® IoT Gateway and DataHub® UA WebView. Each Product Pack is a selection of different functionalities chosen from a total of over 20 different available features. The customer selects the set of features it requires for its particular application, with the software licensing price determined by that feature set.

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

To ensure smooth implementation of our software in a customer’s environment we have organized approximately fifty (50) different technical partners and resellers in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring and maintenance of our products within their customer base. These technical partners may be listed on our website. We continuously seek to recruit new technical partners. We have made recent progress on partnering with world-class hardware companies such as Siemens AG (world’s largest industrial automation vendor), Aveva Group plc (formerly Schneider Electric Software, the world’s largest industrial software market channel), Renesas Electronics Corporation TYO (world’s largest microcontroller vendor) and Red Lion Controls, part of Spectris plc, (a major industrial hardware vendor, and subsidiary of Spectris plc, a constituent of the FTSE 250 Index).

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

Our marketing

We have a variety of marketing activities. We maintain a website at http://skkynet.com focused on general company information, updates, and press releases regarding the general operations of the business, and as an information portal for the SkkyHub™ service. We also maintain a complete library information section of blog articles, whitepapers, and industry news on implementing real-time data access over the Cloud. In 2018, we launched a Japanese version of our website at http://skkynet.jp.

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

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software,9 and we also became a technology partner/provider to Aveva where our DataHub software is made available directly from Aveva’s Digital Exchange website for download and evaluation.10,11

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the DataHub and the security model of our SkkyHub service. This is augmented by a product features within ARC email publications, and ARC Forum conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of more approximately 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

More than 80% of our revenues are derived from software licensing for industrial automation systems, while financial trading, software support, custom development and legacy system support account for the remainder.

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

 ______________________

9 http://skkynet.com/siemens/

10 http://skkynet.com/aveva/

11 http://exchange.aveva.com/filterSearch?q=skkynet&adv=true

Our business plans

We believe that we have substantial room for growth in three primary areas of our business. The first is the expansion of our current lines of business providing real-time data middleware to the industrial automation and financial trading markets. Second, is the deployment of our products and services through Cloud-based SaaS products. Third, is the application of our products and services to new business lines such as embedded products or combination solutions (such as our recent partnering with Siemens); where “edge-processing” is required (e.g. remote monitoring and control of assets over third party networks). We have had limited resources to apply to marketing and sales in these areas. We believe that this revenue can be improved through dedicated marketing and sales effort.

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

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we offer to deploy our software on private servers managed by the customer or local Cloud infrastructure providers. These “private Cloud” systems will require IT professionals to maintain them, and will further require the attention of experts knowledgeable in real-time data systems. We offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers. For this reason, we are currently working to partner with Cloud infrastructure providers in other countries where there is sensitivity over customer data remaining inside those countries. In 2015, one such partner launched a new private Cloud service, iBRESS™, in Japan, and in December 2017, this partner launched a next-generation Cloud service localized to the Asian markets based on our SkkyHub™ service.

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

Currently, we have a growing customer based in this area, but it is too soon to foresee to what extent, if at all, this aspect of our potential business will develop. However, we garnered significant industry recognition for our technology and SkkyHub™ service by winning Nokia’s Open Innovation Challenge 2015 in Helsinki, Finland. We have also garnered recognition in academia, as exemplified by the 2016 IEEE publication titled “Cloud Communication for Remote Access Smart Grid Testbeds” by Mehmet H. Cintuglu and Osama A. Mohammed of Florida International University, which concluded that “cloud communication can be successfully implemented for actual smart grid power systems test beds.”

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

Our intellectual property

We have an exclusive license of all of our intellectual property and enhancements thereof, licensed to Cogent Real-Time Systems, Inc., our wholly owned subsidiary from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license we have five U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092, 9,667,689 and 10,498,796, Japanese Patent Nos. JP6227249 and JP6314204, Korean Patent No. KR101730584, Australian Patent No. 2010306379, International Patent Application Serial No. PCT/CA2010/001616 (published as WO 2011/044686, with International Search Report and Written Opinion), and National Phase applications currently filed and pending in Europe and Canada.

The second patent family includes U.S. Patent Serial Nos. 9,100,424, 9,288,272 and 9,762,675 directed towards system and methods for secure real-time cloud services. The system and methods provide a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bi-directionality. The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet. We have filed U.S. continuation and International Patent Application Serial No. PCT/IB2015/001765 for this patent application family, with National Phase applications currently filed and pending in Europe, Canada, Japan, and Korea.

A third patent family includes U.S. Patent Serial Nos. 10,462,406 and 10,558,744 for improved methods to network bidirectional real-time data directly from within Microsoft Excel. Corresponding international applications have been filed.

Further patents are being sought as new technologies are being developed.

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

Our competition

We face competition from several vendors who offer products similar to ours in the industrial automation space. Some of these competitors have resources and revenues larger than ours; however, our software is compatible with their products, making it common for a customer to install software from both us and our competition in the same system. We are not aware of direct competition for our products in the financial services sector. Two companies, Tibco Software, Inc. and Lightstreamer Srl, provide software that overlaps with some of the capabilities of our software; however, to our knowledge the Cogent DataHub® and VINE™ are the only products that provides real-time, bi-directional data links between Excel spreadsheets over the Internet or on a network. There are also a number of large industrial automation vendors who offer SCADA systems to their clients. Examples include Siemens, ABB, Emerson Process Management, Rockwell Automation, Honeywell Process Solutions, Schneider Electric, GE Invensys and PTC. We view these companies and others performing similar services as potential competitors inasmuch as they have resources to link their SCADA functions to a Cloud based system; however, we are not currently aware that any vendor is doing so yet. Since these companies already have an installed base of SCADA customers whose systems can be easily connected to our software, these companies also represent an opportunity for joint sales or OEM licensing. A number of these companies are already our customers, and two are official partners (Siemens and Aveva/Schneider).

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2019; the Company had 51,363,022 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2018	0.45	0.40
2nd Qtr. 2018	0.77	0.25
3rd Qtr. 2018	0.77	0.61
4th Qtr. 2018	0.61	0.55
1 st Qtr. 2019	0.55	0.29
2 nd Qtr. 2019	0.36	0.12
3 rd. Qtr. 2019	0.30	0.23
4 th Qtr. 2019	1.11	0.25

As of October 31, 2019, the Company estimates there are approximately 126 “holders of record” of its common stock.

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

On July 31, 2018, the Company issued 19,645 shares of common stock at $0.61 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300.

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company. The officer exercised 50,000 options at $0.10 per share and the director exercised 75,000 options at $0.001 per share for a total consideration of $5,075.

On October 2, 2019 a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2019		2018
Revenue	$1,367,448	100%	$1,268,588	100%

Operating expenses:
General and administrative expense	1,924,384	(140.3)%	1,719,456	(135.5)%
Depreciation	480	(0.00)%	496	(0.00)%
Income (loss) from operations	(557,416)	(40.6)%	(451,364)	(35.6)%
Other income(expense)	(17,436)	(1.3)%	(23,275)	(1.8)%
Net income(loss) before taxes	(574,852)	(42.0)%	(474,639)	(34.4)%
Tax refund	30,482	2.3%	32,275	2.5%
Loss on discontinued operations	(31,484)	(2.3)%	(48,479)	(3.8)%
Net income (loss)	$(575,854)	(41.9)%	$(490,843)	(38.7)%

Revenue: For the year ended October 31, 2019, the Company had revenues of $1,367,448 compared to $1,268,588 of revenue for the year ended October 31, 2018. This reflects an increase of $98,860 from 2018 to 2019. Revenue increase can be attributed to the increase of sales in Cogent. During the year ended October 31, 2019 the Company deferred revenue was $111,732 compared to a deferred revenue balance of $85,694 as of October 31, 2018, an increase of $26,038. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

General and Administrative Expenses: (G&A) Total general and administrative expenses increased to $1,924,384 in the year ended October 31, 2019 from $1,719,456 for the same period in 2018. This was an increase of $204,928 and as a percent of revenue G&A increased from 135.5% in 2018 to 136.1% in 2019. The increase is attributed to higher costs in the Cogent subsidiary in 2019 in increasing the sales and marketing of the Company products.

Depreciation and Amortization: The Company had depreciation of $480 in 2019 compared to $496 in 2018.

Other Income Expenses: Other income and expense totaled $17,436 in expense during the year ended October 31, 2019 compared to $23,275 in income during the same period in 2018.

Income Tax: During the periods ended October 31, 2019 and 2018 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the year ended October 31, 2019 the subsidiary received a tax refund of $30,482 and $32,275 for the same period in 2018.

Net Income (Loss): The Company recorded a net loss of $575,854 for the year ended October 31, 2019 compared to net loss of $490,843 for the same period in 2018, an increase of $85,011. The stock-based compensation for options granted of $401,879 plus an increase of general and administrative expenses were the key components of the increased in net loss in 2019 over 2018.

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

Working Capital: At October 31, 2019, the Company had working capital of $571,845 with current assets of $857,377 and current liabilities of $285,532 or a current ratio of 3.0 to 1. The current assets consisted of cash of $700,410, account receivable of $146,277, and prepaid expense of $10,690. The current liabilities of the Company at October 31, 2019 are composed primarily of accounts payable and accrued expenses of $96,979, accrued liabilities to related party of $76,821 and deferred revenue of $111,732.

Operating Activities: Net cash used in operating activities, during the year ended October 31, 2019 was $2,793 compared to cash provided of $152,116 for the same period in 2018. This represents a negative change of $154,909. The change in cash flow from operating activities is significant from 2019 to 2018 and due to higher loss in 2019 compared to the same time period in 2018.

Financing Activities: Net cash provided by financing was zero for the year ended October 31, 2018 compared to $5,185 from the conversion of options to stock for the year ended October 31, 2019.

As of October 31, 2019, the Company had total assets of $865,846 and total liabilities of $285,532. Stockholders’ equity as of October 31, 2019 was $580,314 compared to stockholder’s equity of $656,089 at October 31, 2018. Liabilities increased in 2019 due to increases in accrued liabilities and to accounts payable and deferred revenue.

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

The Company has four revenue streams, each of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue streams are:

1.	Sale of software direct to the end customer
2.	Sale of software through distributors and channel partners
3.	Maintenance support services
4.	Cloud services

Revenue for the sale of software both directly to end users and through the distributor and channel partners is recognized upon delivery of the software and code required for the customer to install the software.

Maintenance support services are recognized as revenue on a straight-line basis over the service period of the arrangement. Revenue from cloud services is recognized over time (typically, on a monthly basis) as service is provided. Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	56	November 2011	Chairman of the Board of Directors ,CEO & Director
Mr. Paul E. Thomas	45	March 2013	Director, President and Assistant Secretary
Mr. Paul Benford	53	March 2013	Director and COO
Mr. Lowell Holden	77		CFO and Treasurer
Mr. Xavier Mesrobian	56	October 2013	VP Sales & Marketing
Mr. Norman Evans	65	August 2013	Independent Director
Mr. Kenneth W. Jennings	71	August 2013	Independent Director
Mr. John X. Adiletta	71	September 2014	Independent Director

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

JOHN X. ADILETTA: Mr. Adiletta has been a director of the Company since September 2014. Since 2015, Mr. Adiletta has been the President and Chief Executive Officer of EMR Technology Solutions, Inc., a U.S. based holding company that acquires medical technology related products and services. As managing partner of PCS Management Group since its founding in 1993, Mr. Adiletta has hands on experience in mergers and acquisitions as they pertain to medical and security products and services, telecommunications providers, data carriers, and related suppliers. He has also served on boards of directors for technology companies in various capacities including the audit, compensation, and corporate governance committee.

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

Board Independence

As currently constituted and applying the rules of NASDAQ, Norman Evans, Kenneth Jennings and John X Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2019, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During the year ended October 31, 2019, three officers of the Company elected to forgo their accrued compensation for the year ended October 31, 2019 in exchange for options. The $44,700 of accrued compensation was exchanged for 199,800 options granted with a fair value of $55,933 with the difference of $11,233 expensed as a loss on settlement of liabilities.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS AND OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation Bonus ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)	Total Compensation
Andrew S. Thomas, (1,5)	2019	105,174	-	-	--	-	-	--	105,174
Chief Executive Officer	2018	108,803	-	-	--	-	-	--	108,803

Paul Benford, (1\)	2019	105,241	-	-	--	-	-	-	105,241
Chief Operating Officer	2018	108,803	-	-	--	-	-	-	108,803

Lowell Holden, (2)	2019	48,000	-	-	--	-	-	-	48,000
Chief Financial Officer	2018	48,000	-	-	--	-	-	-	48,000
								-
Paul E. Thomas, (3)	2019	105,241	-	-	--	-	-	-	105,241
President	2018	108,803	-	-	--	-	-	-	108.803

Xavier Mesrobin.	2019	78,997	10,860	--	--	--	--	29,652	119,509
Vice President Sales(6)	2018	77,717	--	--	--	--	--	50,965	128,682
				--	--	--			93,267
Norman Evans,	2019	--	-	30,000	-	-	-	--	30,000
Director (5)	2018	--	-	30,000	-	-	-	-	30,000
						-	-	-
Kenneth Jennings,	2019	--	--	30,000	--	--	--	--	30,000
Director(5)	2018	--	--	30,000	--	--	--	--	30,000

John X Adiletta,	2019	--	--	30,000	--	--	--	--	30,000
Director(5)	2018	--	--	30,000	--	--	--	--	30,000

(1)	Mr. Andrew S. Thomas and Mr. Benford received cash salary paid by Cogent Real-Time Systems Inc. of $84,314 and $93,321 respectively. Mr. Andrew S. Thomas and Mr. Benford accrued salaries of $20,860 and $11,920 during the year ended October 31, 2019, respectively.
(2)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $48,000 for serving as an officer.
(3)	Mr. Paul E. Thomas received cash payments of $93,321 for consulting services through LifeCycle IP Management Inc., which he owns, and $ 11,920 was accrued.
(4)	Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $41,967 during fiscal year 2019 for services as a Japanese business manager and translator.
(5)	Directors fees of $30,000 per year per director were paid in cash and options to three outside directors.
(6)	Mr. Mesrobin was paid in cash $78,997 in salary and $29,652 in commissions plus a bonus of $10,860.
(7)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.08	646,300

Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.70	490,471

Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.09	469,760

Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	203,989	(2)	0.40	30,000

Norman Evans 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	245,600		0.48	14,000

Kenneth Jennings 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	255,600

John X Adiletta 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	185,533		0.36	12,000

Xavier Mesrobian 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	24,500		0.00	309,500

All directors and officers as a group	35,782,622		69.35	2,227,631

(1)	Denotes officer or director.
(2)	Mr. Holden holds 198,989 of his shares directly and 5,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2019, is 7,581,400 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 7,581,400 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $0.21 per share.

The following table sets forth the option holder as of October 31, 2019:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	806,300
Paul Benford	Officer and Director	512,400
Paul Thomas	Officer and Director	528,900
Lowell Holden	Officer	152,500
Xavier Mesrobian	Officer	1,249,500
Kenneth Jennings	Director	255,600
Norman Evans	Director	70,000
John X Adiletta	Director	60,000
Employees and consultant as a group	--	3,946,200
Total		7,581,400

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	2,418,600
Equity compensation plans not approved by security holders	--	--	2,418,600
Total	10,000,000	--

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2019 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $84,314 and $93,321 as salary, respectively, for the fiscal year ended October 31, 2019 for serving as the CEO and the Business Manager of Cogent. In addition, each of them accrued salaries but did not receive $20,860 (Mr. Thomas) and $11,920 (Mr. Benford). As of October 31, 2019, each converted their accrued salary to 93,200 and 53,300 options, respectively. Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $40,630 as salary for the fiscal year ended October 31, 2019 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $48,000 during the year ended October 31, 2019 in consulting fees in the Company

Mr. Paul E. Thomas, the President of the Company was paid $93,321 for services for the fiscal year ended October 31, 2019 and accrued $11,920 in salary. As of October 31, 2019, Mr. Thomas converted his accrued salary into 53,300 options.

During the year Ended October 31, 2019, three officers of the Company elected to forgo their accrued compensation in exchange for options. The $44,700 of accrued compensation was exchanged for 199,800 options granted with a fair value of $55,933 with the difference of $11,233 expensed as a loss on settlement of liabilities.

	Accrued compensation	Options Issued for accrued compensation
Andrew Thomas	$20,860	93,200
Paul Benford	$11,920	53,300
Paul Thomas	$11,920	53,300
Total	$44,700	199,800

On March 2, 2019, the Company issued 7,500 options to three independent directors. (See Note 5 -Options)

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company, 50,000 options were exercised and $0.10 per share by the officer and 75,000 options were exercised at $0.001 per share by the director for a total consideration of $5,075.

On October 2, 2019 a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Malone Bailey, LLP Certified Public Accountants.

	2019	2018
Audit fees	$42,500	33,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2019 and 2018.

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

* Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 13, 2020.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 13, 2020.

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

February 13, 2020

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$700,410	$670,827
Accounts receivable	146,277	172,911
Prepaid	10,690	5,698
Current assets of discontinued operations	--	40,669
Total current assets	857,377	890,105

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $81,653 and $81,713	8,469	6,060
Other assets of discontinued operations	--	7,221
Total assets	$865,846	$903,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$96,979	$37,599
Accrued liability - related parties	76,821	84,210
Deferred income	111,732	85,694
Current liabilities of discontinued operations	--	39,794
Total current liabilities	285,532	247,297

Total liabilities	285,532	247,297

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock, $0.001 par value, 70,000,000 authorized, 51,576,122 and 51,363,022 issued and outstanding, respectively	51,577	51,364
Additional paid-in capital	6,192,476	5,832,725
Accumulated other comprehensive income (loss)	65,472	(74,643)
Accumulated deficit	(5,922,877)	(5,347,023)
Total stockholders’ equity	580,314	656,089

Total liabilities and stockholders’ equity	$865,846	$903,386

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

LOSS

	Years Ended October 31,
	2019	2018
Revenue	$1,367,448	$1,268,588

Operating expenses:
General and administrative expense	1,924,384	1,719,456
Depreciation	480	496
Loss from operations	(557,416)	(451,364)

Other income (expenses):
Other income	768	617
Loss on settlement of liabilities	(10,521)	(39,193)
Other expense	(2,100)	--
Currency exchange	(5,583)	15,301
Total other income (expense)	(17,436)	(23,275)

Loss before taxes	(574,852)	(474,639)

Income taxes	30,482	32,275

Loss from continuing operations	(544,370)	(442,364)

Loss on discontinued operations, net of tax
Gain on disposal of discontinued operations	27,383	--
Loss from discontinued operations	(58,867)	(48,479)
	(31,484)	(48,479)

Net loss	(575,854)	(490,843)

Preferred dividends	(11,620)	(11,620)

Net loss to common shareholders	(587,474)	(502,463)

Foreign currency translation adjustments	140,115	(14,156)

Comprehensive loss	$(447,359)	$(516,619)

Net loss per common share from continuing operations, basic and diluted	$(0.01)	$(0.00)
Net loss per common share from discontinued operations (basic and diluted)	$(0.00)	$(0.00)
Net loss per share to common shareholders	$(0.01)	$(0.01)

Weighted average number of shares outstanding	51,423,261	51,328,090

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2019 AND 2018

									Accumulated	Total
					Series B Preferred		Additional		Other	Stockholders’
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance as of October 31, 2017	51,287,266	51,288	5,000	5	193,661	$193,661	$5,240,833	$(4,856,180)	$(60,487)	$569,120

Common stock issued for accrued compensation to related parties	75,756	76	--	--	--	--	44,052	--	--	44,128
Options issued for accrued compensation to related parties	--	--	--	--	--	--	193,090	--	--	193,090
Stock option expense	--	--	--	--	--	--	354,750		--	354,750
Change due to currency translation	--	--	--	--	--	--	--	--	(14,156)	(14,156)

Net loss	--	--	--	--	--	--	--	(490,843)	--	(490,843)

Balance at October 31, 2018	51,363,022	51,364	5,000	5	193,661	193,661	5,832,725	(5,347,023)	(74,643)	656,089
Common stock issued for exercise of options	235,600	235			--	--	4,950	--	--	5,185
Common stock returned due to disposal of subsidiary	(22,500)	(22)	--	--	--	--	(6,727)	--	--	(6,749)
Stock options issued for settlement of accrued liability- related parties	-	--	--	--	--	--	55,933			55,933
Stock option expense	--	--	--	--	--	--	387,345	--	--	387,345
Return of options on disposal of subsidiary	--	--	--	--	--	--	(81,750)	--	--	(81,750)
Change due to currency translation	--	--	--	--	--	-	--		140,115	140,115
							--
Net loss	--	--	--	--	--	--	--	(575,854)	--	(575,854)

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(575,854)	$(490,843)
Loss from discontinued operations	31,484	48,479
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	480	496
Loss on settlement of accrued liabilities	11,233	39,193
Option based compensation	387,345	354,750
Changes in operating assets and liabilities:
Accounts receivable	25,165	(55,865)
Prepaid and other assets	(4,969)	10,828
Accounts payable and accrued expense	68,346	6,239
Accrued liability-related party	26,283	252,709
Deferred revenue	27,694	(13,870)
Net cash provided by (used in) operating activities	(2,793)	152,116

Cash flows from financing activities:
Proceeds from issuance for conversion of options	5,185	--
Net cash provided by financing activities	5,185	--

Discontinued Operations
Net cash used in operating activities	(27,014)	149

Effect of foreign exchange on cash and cash equivalents	54,205	(27,808)

Net increase in cash and cash equivalents	29,583	124,457
Cash and cash equivalents – beginning of year	670,827	546,370
Cash and cash equivalents – end of year	$700,410	$670,827

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accrued compensation through issuance of stock options	$44,700	$--
Fair value of shares and stock options returned from disposal of Skkynet Japan	$88,499	$--
Shares issued for conversion of accrued salary	$--	$36,909
Options issued for conversion of accrued salary and commission	$--	$161,116

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet Cloud Systems, Inc. (“Skkynet”, the “Company”), a Nevada Corporation headquartered in Toronto, Canada was formed on August 31, 2011. Skkynet operates it business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (Cogent)(Canada), Skkynet Corp (Canada), and Skkynet, Inc. (USA). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

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

On November 1, 2014, the Company acquired all the outstanding shares of Skkynet Japan (formally Nic Corporation), based in Japan, for $110,000 in cash plus 50,000 shares of common stock. The Company determined in accordance with ASC 805-10-25-6 that the 50,000 shares of common stock was valued at the closing price on the date of purchase at $1.49 for a total value of $74,500. In accordance with purchase acquisition accounting, the Company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. On August 1, 2019 the Company disposed of its wholly owned subsidiary Skkynet Japan (See Notes 5, 7 and 12).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada), Skkynet Inc (US) and the discontinued operations of Skynet Japan (formally NiC Corporation) (Japan) that was sold on August 1, 2019. All material intercompany balances and transactions have been eliminated.

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

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.

2	Identify the performance obligations in the contract.

3	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations in the contract.

5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

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

The Company has four revenue streams, each of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue streams are:

1.	Sale of software direct to the end customer

2.	Sale of software through distributors and channel partners

3.	Maintenance support services

4.	Cloud services

Revenue for the sale of software both directly to end users and through the distributor and channel partners is recognized upon delivery of the software and code required for the customer to install the software.

Maintenance support services are recognized as revenue on a straight-line basis over the service period of the arrangement. Revenue from cloud services is recognized over time (typically, on a monthly basis) as service is provided. Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2019 and October 31, 2018, respectively.

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

Foreign currency translation

The Company’s reporting currency is in U.S. dollars. The functional currency of the Company’s foreign operations is their local currency. The financial statements of the Company’s subsidiaries in Canada and Japan are translated to U.S. dollars in accordance with ASC 830-30, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date while the income statement accounts are translated using the average exchange rate for the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and diluted net loss per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2019 and 2018, 7,581,200 and 7,772,200 potentially issuable shares of common stock from stock options have been excluded from the calculation because their effect would be antidilutive to the Company’s net losses. Basic and diluted net income per share is the same due to net losses during both periods.

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

Income taxes for subsidiaries Cogent Real-Time Systems are subject to the tax statutes in their country of domicile which is Canada.

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

Discontinued operations

As discussed in Note 1, effective August 1, 2019, the Company disposed of its wholly-owned subsidiary Skkynet Japan which represented a strategic shift in the Company’s operations. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to this subsidiary have been included in discontinued operations in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2019 and 2018:

	2019	2018
Property and equipment	$90,122	$87,773
Less: accumulation depreciation	(81,653)	(81,713)
Net property and equipment	$8,469	$6,060

Depreciation expense totaled $480 and $496 for the years ended October 31, 2019 and 2018 respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2019, and 2018:

	2019	2018
Income/(Loss) Before Income Taxes	$(193,519)	$(174,958)

Income Tax Recovery/Expense	(40,639)	(36,741)

Valuation Allowance	40,639	36,741

Net Operating Losses	$2,093,842	$1,900,323
Tax Rate	21%	21%

Deferred Tax Assets	439,707	399,068
Valuation Allowance	(439,707)	(399,068)
Net Deferred Tax Assets	$-	$-

As of October 31, 2019, the Parent company had a net operating loss carry forward of $2,093,842 which can be used to offset future taxable income. The net operating loss carry forwards will begin to expire in 2038.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2019 and 2018 is as follows:

	2019	2018
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	--%	--%

The Parent company due to its loss has not filed its US Corporate tax returns and is subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiaries consisted of the following as of October 31, 2019, and 2018:

	2019	2018
Income/(Loss) Before Income Taxes	$45,484	$305,977

Income Tax Recovery/Expense	12,053	81,084
Valuation Allowance	(12,053)	(81,084)

Net Operating Losses	$310,911	$356,394
Tax Rate	26.5%	26.5%

Deferred Tax Assets	82,391	94,444
Valuation Allowance	(82,391)	(94,444)
Net Deferred Tax Assets	$-	$-

As of October 31, 2019, the Company had a net operating loss carry forward of $310,911 which can be used to offset future taxable income. The net operating loss carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2019 and 2018 is as follows:

	2019	2018
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5)%	(26.5)%
Effective tax rate	--%	--%

The Company has filed corporate tax returns in Canada through October 31, 2019 and returns since 2014 are open to examination.

During the years ended October 31, 2019 and 2018 Cogent received tax refunds of $30,482 and $32,275, respectively. The refunds are received under a scientific research and development program.

NOTE 5 – EQUITY

On January 31, 2018, the Company issued 30,750 shares of common stock at $0.40 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300.

On April 30, 2018, the Company issued 25,361 shares of common stock at $0.77 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $19,528for the settlement of a liability of $12,309 which resulted in a loss of $7,219 which was expensed at settlement.

On July 31, 2018, the Company issued 19,645 shares of common stock at $0.61 per share to an officer and director of the Company for their conversion of accrued compensation to equity with a fair value of $12,300.

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company. The officer exercised 50,000 options at $0.10 per share and the director exercised 75,000 options at $0.001 per share for a total consideration of $5,075.

On August 1, 2019 the Company cancelled 22,500 shares of common stock returned to the Company in connection with the disposal of Skkynet Japan to its former owners. The fair value of the returned shares at date of closing was $6,749. (See Note 12)

On October 2, 2019 a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

NOTE 6 – CONTRIBUTION TO CAPITAL

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

During the year ended October 31, 2019, the Company settled $44,700 of accrued compensation to three officers of the Company through issuance of 199,800 options with a fair value of $55,933. The difference of $11,233 was expensed as a loss on settlement of liabilities.

NOTE 7 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On January 11, 2018, the Company modified the conversion price of 815,000 options which had been granted to the Vice President of Marketing and Sales on August 22, 2014. The modification extended the term of the options to 10 years, reduced the conversion price per option from $1.20 to $0.40 per share and increased the fair value of the options by $3,720 to be amortized over the term of the option with no changes to the vesting of the options.

On January 31, 2018, the Company issued 138,000 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value, using the Black Sholes option-pricing model, of $55,114 with computed volatility of 206% and a discount rate of 2.72%. The options were vested upon issuance.

On March 27, 2018, the Company issued 215,000 options to various employees and consultants with an exercise price of $0.38. The options have a fair value, using the Black Sholes option-pricing model, of $105,270 with computed volatility of 208% and a discount rate of 2.82%. The options are vested at 20% upon issuance and 20% each annual anniversary thereafter.

On April 30, 2018, the Company issued 110,500 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value, using the Black Sholes option-pricing model, of $84,947 with computed volatility of 207% and a discount rate of 2.95%.The liability for which the options were issued was $52,973 with a loss recognized at settlement of $31,974 which was expensed. The options were vested upon issuance.

On July 31, 2018, the Company issued 84,900 options to two independent directors and three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value, using the Black Scholes options-pricing model, of $52,976 with computed volatility of 197% and a discount rate of 3.05%. The liability for which the options were issued was $52,976 which was expensed. The options were vested upon issuance.”

On March 2, 2019, the Company modified the exercise price of 3,148,700 options to $0.21 per share. The modified options vest in five years and expire in 10 years. The fair value of the modified options was calculated using the Black Scholes option-pricing model with a 10 year expiration, stock measurement price of $0.20, volatility of 196.31% and discount rate of 3.00%. The total value calculated amounted to $628,638 resulting in incremental value of $38,162. The modified options have an unamortized expense of $796,286 prior to the modification, therefore the total value amortized over the vesting term of the modified options amounted to $834,448.

On March 2, 2019, the Company issued 130,000 options to four consultants and 7,500 options to three independent directors all with an exercise price of $0.21 per share. The options vest in five years and expire in 10 years. The fair value of the options amounting to $27,454 was calculated using the Black Scholes option-pricing model with a 10 year expiration, stock measurement price of $0.20, volatility of 196.31% and discount rate of 3.00%.

On April 30, 2019, the Company issued 199,800 options to three officers with exercise price of $0.001 for accrued compensation contributed to capital. The options have a fair value using the Black Sholes option-pricing model of $55,933 with computed volatility of 197.12% and a discount rate of 3.00%.The liability for which the options were issued was $44,700 with a loss recognized at settlement of $11,233. The options were vested upon issuance.

On April 29, 2019, 125,000 options were exercised into common stock, 50,000 at $0.10 per share and 75,000 at $0.001 per share for a total consideration of $5,075.

On August 1, 2019 the Company cancelled 272,500 options that were returned as part of the disposal of Skkynet Japan to its former owners. The balance of the unamortized amount for such options of $27,821 were expensed as a result of the cancellation. As part of the accounting of the disposal, the Company used the Black Scholes option-pricing model to calculate the fair value of the options returned to be $81,750 using a computed volatility of 210%, and discount rate of 2.0%.

On October 2, 2019 110,600 options were exercised into 110,600 shares of common stock for total consideration of $110.

The Company has elected to amortize the options over the vesting period of the option as stock based compensation. During the year ended October 31, 2019, the Company expensed $359,524 for options. The unrecognized future balance to be expensed over the term of the options is $536,747.

The number of options becoming exercisable during the year ended October 31, 2019 was 5,458,540 with a total number exercisable as of October 31, 2018 of 4,611,500

The following sets forth the options granted and outstanding as of October 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2017	7,223,800	0.40	4.77	5,518,640	1,401,820
Granted	548,400	0.15	10.00	--	--
Outstanding at Year Ended October 31, 2018	7,772,200	0.34	5.27	6,317,750	$2,241,496
Granted	337,300	0.09	9.75	--	---
Exercised	(235,600)	0.02	--	--	--
Forfeited	(292,500)	0.26	---	--	--
Outstanding at Year Ended October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of October 31, 2019

During the years ended October 31, 2019 and 2018 the Company recognized but did not pay dividends of $11,620 and $11,620, respectively.

On January 11, 2018 the Company modified the exercise price of 815,000 options which had been granted to the Vice President of Marketing and Sales on August 22, 2014. The modification extended the options for 10 years, reduced the conversion price per option from $1.20 to $0.40 per share and increased the fair value of the options by $3,720 to be amortized over the term of the option with no changes to the vesting of the options.

As of October 31, 2019, and 2018 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2019	2018
Accrued liabilities related parties	$55,378	$47,438
Accrued commissions	21,443	36,772
Total accrued liabilities	$76,821	$84,210

During the year ended October 31, 2019, the Company settled $44,700 of accrued compensation to three officers of the Company through issuance of 199,800 options with a fair value of $55,933. The difference of $11,233 was expensed as a loss on settlement of liabilities. The details of the settlement are as follows:

	Accrued compensation	Options Issued for accrued compensation
Andrew Thomas	$20,860	93,200
Paul Benford	$11,920	53,300
Paul Thomas	$11,920	53,300
Total	$44,700	199,800

On March 2, 2019, the Company issued 7,500 options to three independent directors. (See Note 7-Options)

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company, 50,000 options were exercised at $0.10 per share by the officer and 75,000 options were exercised at $0.001 per share by the director for a total consideration of $5,075.

On October 2, 2019 a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Four resellers accounted for 50% of sales in 2019 and five resellers accounted for 49% of sales in 2018. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In 2019, no end user customers were responsible for more than 10% of our revenues and twenty seven end user customers were responsible for approximately 50% of gross revenue. In 2018, no end user customer was responsible for more than 10% of revenue and twenty one end user customers were responsible for approximately 50% of gross revenue.

NOTE 10 – REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2019 and 2018 was as follows:

	2019		2018
Category	Percentage	Amount	Percentage	Amount
Software sales	68%	$936,473	70%	$894,207
Support sales	29%	390,176	27%	340,882
Other sales	3%	40,799	3%	33,499
Total	100%	$1,367,448	100%	$1,268,588

The Company sells its products on a worldwide basis. During the year ended October 31, 2019 and 2018 the Company’s revenue resulted in the following amounts geographically:

	2019		2018
Area	Percentage	Amount	Percentage	Amount
North America	39%	$518,931	36%	$450,734
Europe	42%	579,007	40%	501,739
Asia Pacific	9%	128,732	11%	136,231
South America	3%	42,725	6%	80,060
Other	7%	98,053	7%	99,824
Total	100%	$1,367,448	100%	$1,268,588

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

The yearly rental obligations including the lease agreement are as follows:

Fiscal Year
2020	$49,164
2021	$49,164
2022	$36,873
Total	$135,201

NOTE 12- DISCONTINUED OPERATIONS

Effective August 1, 2019, the Company disposed its wholly owned subsidiary Skkynet Japan by entering into a share purchase agreement with the former owners. Under terms of the agreement, 22,500 shares of common stock and 272,500 options of the Company held by the former owners were returned to the Company for 100% ownership of Skkynet Japan. The shares and options returned were valued on the date of sale at $6,749 and $81,750, respectively. In addition, the intellectual property, software documentation and source code of the Company was returned to the Company with the balance of the assets and liabilities remaining in Skkynet Japan. As part of the agreement, the name of Skkynet Japan was changed to exclude Skkynet in its new name. The Company forgave the indebtedness $41,732 owed to the Company by its subsidiary Skkynet Japan. The Company recognized a net gain on the disposal of Skkynet Japan of $27,383. The following tables present the breakdown of the assets and liabilities and results of operations related to the discontinued operations:

Assets and Liabilities of Discontinued Operations

	July 31, 2019	October 31, 2018
Carrying amounts of assets included in discontinued operations
Cash	$6,773	$6,476
Accounts receivable	32,856	30,141
Inventory	2,425	2,319
Prepaid	12,194	1,733
Other assets	6,279	7,221
Total assets of Discontinued Operations	$60,527	$47,890

Carrying amounts of liabilities included in discontinued operations
Accounts payable	$2,117	$518
Accrued liabilities	140,902	36,584
Deferred revenue	1,454	2,692
Total liabilities of Discontinued Operations	$144,473	$39,794

Operating Results of Discontinued Operations
For the Years Ended October 31,
	2019	2018
Revenue included in discontinued operations	$106,661	$197,825

Operating costs and expenses included in discontinued operations
Cost of goods sold	16,227	50,790
General and administrative expenses	149,301	195,514
Net loss from Discontinued operations	(58,867)	(48,479)
Net loss per share of discontinued operations basic & diluted	$(0.00)	$(0.00)

NOTE 13- SUBSEQUENT EVENTS

On December 12, 2020 the Company issued a total of 336,250 options, 185,000 options to six individuals, 140,000 options to two officers and 11,250 options to three directors. The options were granted under the 2012 option program and are exercisable into common stock of the Company at $0.56 per share. The options vest in five years and expire in 10 years

