Form 10-Q
period 2020-01-31
Skkynet Cloud Systems, Inc.
filed 2020-03-23
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of March 23, 2020, there were 51,576,122 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions, and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	October 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$646,124	$700,410
Accounts receivable	163,042	146,277
Prepaid expenses	4,321	10,690
Total current assets	813,487	857,377

Property and equipment, net of accumulated depreciation of $81,246 and $81,653 respectively	10,275	8,469
Right of use asset	62,869	--
Total Assets	$886,631	$865,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$73,235	$96,979
Accrued liabilities – related party	--	76,821
Deferred revenue	117,058	111,732
Current portion of operating lease liability	20,980	--
Total current liabilities	211,273	285,532

Operating lease liability- net of current portion	41,889
Total liabilities	253,162	285,532

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	193,661	193,661
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,576,122 and 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,259,761	6,192,476
Accumulative other comprehensive income	59,823	65,472
Accumulated deficit	(5,931,358)	(5,922,877)
Total stockholders’ equity	633,469	580,314
Total Liabilities and Stockholders’ Equity	$886,631	$865,846

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended January 31,
	2020	2019
Revenue	$419,482	$262,989

Operating Expenses:
General & administrative expenses	431,126	395,423
Depreciation	627	120
Loss from operations	(12,271)	(132,554)

Other Income:
Other income	3	1
Currency exchange	3,787	6,436
Total other income	3,790	6,437

Loss before taxes	(8,481)	(126,117)

Income taxes	--	--

Loss from continuing operations	(8,481)	(126,117)
Loss from discontinued operations	--	(28,195)

Net loss	(8,481)	(154,312)

Preferred dividends	(2,905)	(2,905)

Net loss to common shareholders	(11,386)	(157,217)

Foreign currency translation adjustment	(5,649)	(8,746)

Comprehensive loss	$(17,035)	$(165,963)
Net loss per common share from continuing operations-basic and diluted	$(0.00)	$(0.00)
Net loss per common share from discontinued operations-basic and diluted	$(0.00)	$(0.00)
Net loss per share to common shareholders	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic and diluted	51,576,122	51,363,022

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

(Unaudited)

					Series B Preferred		Additional		Accumulated Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2018	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,832,725	$(5,347,023)	$(74,643)	$656,089
Stock option expense	--	--	--	--	--	--	59,844	--	--	59,844
Change due to currency translation	--	--	--	--	--	--	--	--	(8,746)	(8,746)
Net loss	--	--	--	--	--	--	--	(154,312)	--	(154,312)

Balance at January 31, 2019	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,892,569	$(5,501,335)	$(83,389)	$552,875

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Stock option expense	--	--	--	--	--	--	67,285	--	--	67,285
Change due to currency translation	--	--	--	--	--	--	--	--	(5,649)	(5,649)
Net loss	--	--	---	--	--	--	--	(8,481)	--	(8,481)

Balance at January 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,259,761	$(5,931,358)	$59,823	$633,469

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,481)	$(154,312)
Loss from discontinued operations	--	28,195
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	627	120
Option based compensation	67,285	59,844
Non-cash lease expense	5,715	--
Changes in operating assets and liabilities:
Accounts receivable	(16,765)	95,262
Accounts payable and accrued expenses	(23,744)	25,093
Accrued liabilities – related parties	(76,821)	(3,872)
Prepaid expenses and other assets	6,369	(35,477)
Operating lease liability	(7,109)	--
Deferred income	5,326	(8,080)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,598)	6,773

DISCONTINUED OPERATIONS
Net cash used in operating activities	--	(10,422)
Net cash used in discontinued operations	--	(10,422)

Effect of exchange rate changes on cash and cash equivalents	(6,688)	(10,351)

Net decrease in cash and cash equivalents	(54,286)	(14,000)

Cash and cash equivalents, beginning of period	700,410	677,303
Cash and cash equivalents, end of period	$646,124	$656,827

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:		-
Capitalization of right to use asset and operating liability	$68,584	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet Corp. (Canada) and Skkynet, Inc. (USA). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2019 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2019 as reported on Form 10-K, have been omitted.

On August 1, 2019 the Company disposed of its wholly owned subsidiary Skkynet Japan which represented a strategic shift in the Company’s operations. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheet for the periods presented. The operating results related to this subsidiary have been included in discontinued operations in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement and recorded a right to use asset and operating lease liability of $68,584 as of November 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of the policy did not have a cumulative impact on retained earnings.

NOTE 3 - REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2020 and 2019 the revenue by product line is as follows:

Category	Percentage	2020	Percentage	2019
Product sales	71%	297,536	62%	162,191
Support	27%	114,559	35%	92,567
Cloud & Other	2%	7,387	3%	8,231
Total	100%	419,482	100%	262,989

The Company sells its products on a worldwide basis. During the three month periods ended January 31, 2020 and 2019 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2020	Percentage	2019
North America	31%	130,746	35%	90,870
Europe	24%	101,400	49%	128,977
Asia	21%	87,759	7%	19,692
Middle East-Africa	14%	60,619	6%	14,656
South America	9%	38,958	3%	8,794
Total	100%	419,482	100%	262,989

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2020.

As of January 31, 2020, and October 31, 2019, the Company had the following outstanding accrued liabilities due to related parties:

As of	January 31, 2020		October 31, 2019
Accrued liabilities	$	---	$55,378
Accrued commissions	$	---	$21,443
Total accrued liabilities	$	---	$76,821

NOTE 5 - OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On December 12, 2019 the Company 336,250 options: 120,000 to two officers, 11,250 to three independent directors and 205,000 to six employees and consultants. The options are exercisable into common stock of the Company at $0.59 per share. The Company calculated a fair value of the options of $132,673 using the Black Scholes option pricing model with computed volatility of 207%, risk-free interest rate of 2%, expected dividend yield 0%, stock price at measurement date of $0.39 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the three month period ended January 31, 2020, the Company recognized $67,285 of option expense. The unrecognized future balance to be expensed over the term of the options is $602,135.

The following sets forth the options granted and outstanding as of January 31, 2020:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.75	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at January 31, 2020	7,917,650	0.15	7.06	5,537,790	$2,007,081

NOTE 6- LEASES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a new 5 year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a base monthly rental cost including common area charges of $2,369.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$28,428
2021	$28,428
2022	$14,215
Total lease payments	$71,071
Less present value discount	$(8,202)
$62,869
Less operating lease short term	$(20,980)
Operating lease liability, long term	$41,899

Under the new standards the lease has been determined to be a right to use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right to use asset” offset by a liability labeled “ operating lease liability”. The amount was determined as the net present value of the lease over a 30 month period and discount using an 8% interest rate. During the three months ended January 31, 2020 the asset was amortized by $5,715 and liability was reduced by $7,109.

NOTE 7 - DISCONTINUED OPERATIONS

On August 1, 2019, the Company disposed its wholly owned subsidiary Skkynet Japan by entering into a share purchase agreement with the former owners. The following table presents the breakdown of the results of operations related to the discontinued operations for the three months ended January 31, 2019:

Operating Results of Discontinued Operations
For the Three Months Ended January 31,
2019
Revenue included in discontinued operations	$30,140

Operating costs and expenses included in discontinued operations
Cost of goods sold	6,154
General and administrative expenses	52,181
Net loss from Discontinued operations	$(28,195)
Net loss per share of discontinued operations basic & diluted	$(0.00)

NOTE 8 - MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Five resellers accounted for 51% of sales of which two resellers accounted for 19% and 11% individually in the three month period ended January 31, 2020 and five resellers accounted for 53% of sales in the same period in 2019. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the three month period ended January 31, 2020, no end user customers were responsible for more than 10% of our revenues and thirteen end user customers were responsible for approximately 50% of gross revenue. In the same period in 2019, fifteen end user customers were responsible for approximately 50% of gross revenue of which one end user customer was responsible for 11% of revenue

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), and Skkynet Corp. (“Skkynet (Canada)"). Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”.

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

The results of operations reflects the adjustments of the three months periods in 2019 for discontinued operations. Discontinued operations are not part of the results of operations in this section.

RESULTS OF OPERATIONS

For the three month period ended January 31, 2020, revenue was $419,482 compared to $262,989 for the same period in 2019. Revenue increased for the three month period ended January 31, 2020 over the same period in 2019 by 59.5%. The increase in revenue for the three month period ended January 31, 2020 is attributed to higher sales by Cogent. The Company has recently increased its investment in sales and marketing which has contributed to the increase in Cogent’s sales.

General and administrative expense was $431,126 for the three month period ended January 31, 2020 compared to $395,423 for the same period in 2019. The increase in general and administrative expenses for the three month period ended January 31, 2020 resulted from increased sales and marketing expenditures over the same period in 2019.

For the three month period ended January 31, 2020, the Company reported an operating loss of $12,271 compared to operating loss of $132,554 for the same period in 2019. The decrease of operating loss during the three month period ended January 31, 2020 over the same period in 2019 is attributable to much higher revenue in 2020 compared to 2019.

Other income and expense for the three month period ended January 31, 2020, was other income of $3,790 compared to other income of $6,437 for the same periods in 2019. The amount in both periods were due to the effect of currency exchange.

Net loss before and after income taxes of $8,481 was reported for the three month period ended January 31, 2020, compared to a net loss before and after income taxes of $154,312 consisting to an operating loss of $126,117 and loss from discontinued operations of $28,195 for the same period in 2019. The lower net loss for the three month period in 2020 can be attributed to significantly higher sales in in 2020 compared to the same period in 2019.

The Company reported comprehensive loss of $17,035 for the three month period ended January 31, 2020 compared to a comprehensive loss of $165,963 for the same period in 2019. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2020, Skkynet had current assets of $813,487 and current liabilities of $211,273, resulting in working capital of $602,214. Accumulated deficit, as of January 31, 2020, was $5,931,358 with total shareholders’ equity of $633,469.

Net cash used in operating activities for the three month period ended January 31, 2020, was $47,598 compared to net cash provided by operating activities of $6,773 for the same period in 2019.

The increase in cash used in operating activities for the three month period ended January 31, 2020 over the same period in 2019 was primarily due to an increase in accounts receivable, reduction in accounts payable and a large reduction in accrued liabilities to related parties.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2019.

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

SKKYNET CLOUD SYSTEMS INC.

Date: March 23, 2020	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

