Form 10-Q
period 2020-04-30
Skkynet Cloud Systems, Inc.
filed 2020-06-10
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As June 10, 2020, there were 51,576,122 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2020	October 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$725,774	$700,410
Accounts receivable	154,289	146,277
Prepaid expenses	1,703	10,690
Total current assets	881,766	857,377

Property and equipment, net of accumulated depreciation of $81,846 and $81,653 respectively	12,818	8,469
Right of use lease asset	53,965	--
Total Assets	$948,549	$865,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$52,615	$96,979
Accrued liabilities – related party	--	76,821
Deferred revenue	90,985	111,732
Current portion of operating lease liability	20,980	--
Total current liabilities	164,580	285,532

Long Term Liability
Loan payable	28,717	--
Operating lease liability- net of current portion	32,985	--
Total liabilities	226,282	285,532

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	193,661	193,661
Common stock: $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,307,145	6,192,476
Accumulative other comprehensive income	24,582	65,472
Accumulated deficit	(5,854,703)	(5,922,877)
Total stockholders’ equity	722,267	580,314
Total Liabilities and Stockholders’ Equity	$948,549	$865,846

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Revenue	$419,043	$372,824	$838,525	$635,813

Operating Expenses:
General and administrative expenses	400,306	636,229	831,432	1,031,652
Depreciation	600	119	1,227	239
Income (loss) from operations	18,137	(263,524)	5,866	(396,078)

Other Income (expense):
Loss on settlement of liabilities	--	(11,233)	--	(11,233)
Other expense	1	(2,100)	4	(2,099)
Currency exchange	42,515	12,396	46,302	18,832
Total other income (expense)	42,516	(937)	46,306	5,500

Income (loss) before taxes	60,653	(264,461)	52,172	(390,578)

Income tax recovery	16,002	--	16,002	--

Income (loss) from continuing operations	76,655	(264,461)	68,174	(390,578)
Loss from discontinued operations	--	(14,411)	--	(42,606)

Net income (loss)	76,655	(278,872)	68,174	(433,184)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Net income (loss) to common shareholders	73,750	(281,777)	62,364	(438,994)

Foreign currency translation adjustment	(35,241)	39,567	(40,890)	30,821

Comprehensive income (loss)	$38,509	$(242,210)	$21,474	$(408,173)
Net income (loss) per common share from continuing operations-basic	$0.00	$(0.01)	$0.00	$(0.01)
Net income (loss) per common share from discontinued operations-basic	--	$(0.00)	--	$(0.00)
Net income (loss) per common share from continuing operations-diluted	$0.00	$(0.01)	$0.00	$(0.01)
Net income (loss) per common share from discontinued operations-diluted	--	$(0.00)	--	$(0.00)
Net income (loss) per share to common shareholders	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average common shares outstanding-basic	51,576,122	51,364,396	51,576,122	51,363,709
Weighted average common shares outstanding-diluted	59,493,772	51,364,396	59,493,772	51,363,709

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

									Accumulated
									Other
	Common Stock		Preferred Stock		Series B Preferred Convertible Stock		Additional Paid-In	Accumulated	Comprehensive Loss	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Income)	Equity

Balance at October 31, 2018	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,832,725	$(5,347,023)	$(74,643)	$656,089
Stock option expense	--	--	--	--	--	--	59,844	--	--	59,844
Change due to currency translation	--	--	--	--	--	--	--	--	(8,746)	(8,746)
Net loss	--	--	--	--	--	--	--	(154,312)	--	(154,312)

Balance at January 31, 2019	51,363,022	51,364	5,000	5	193,661	193,661	5,892,569	(5,501,335)	(83,389)	552,875
Common stock issued for options	125,000	125					4,950			5,075
Stock option expense	--	--	--	--	--	--	215,476	--		215,476
Stock options issued for accrued liabilities- related parties							55,933			55,933
Change due to currency translation	--	--	---	--	--	--	--	--	39,567	39,567
Net loss	--	--	--	--	--	--	--	(278,872)	--	(278,872)

Balance at April 30, 2019	51,488,022	51,489	5,000	5	193,661	193,661	6,168,928	(5,780,207)	(43,822)	590,054

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Stock option expense	--	---	--	--	--	--	67,285	--	--	67,285
Change due to currency translation	--	--	--	--	--	--	--	--	(5,649)	(5,649)
Net loss	----	--	---	--	--	--	--	(8,481)	--	(8,481)

Balance at January 31, 2020	51,576,122	51,577	5,000	5	193,661	193,661	6,259,761	(5,931,358)	59,823	633,469
Stock option expense	--	--	--	--	--	--	47,384	--	--	47,384
Change due to currency translation	--	--	--	--	--	--	--	--	(35,241)	(35,241)

Net income	--	--	--	--	--	--	--	76,655	--	76,655

Balance at April 30, 2020	51,576,122	51,577	5,000	5	193,661	193,661	$6,307,145	$(5,854,703)	$24,582	$722,267

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$68,174	$(433,184)
Loss from discontinued operations		42,606
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,227	239
Option based compensation	114,669	275,320
Loss on settlement of accrued liabilities	--	11,233
Non-cash lease expense	14,619	--
Changes in operating assets and liabilities:
Accounts receivable	(8,012)	50,104
Accounts payable and accrued expenses	(44,364)	26,851
Accrued liabilities – related parties	(76,821)	(13,075)
Prepaid expenses and other assets	8,987	(21,567)
Operating lease liability	(12,020)	--
Deferred income	(20,747)	(14,287)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,712	(75,760)

NET CASH USED IN INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	(6,023)	--
NET CASH USED IN INVESTING ACTIVITIES	(6,023)	--

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	28,717	--
Proceeds from the exercise of options	--	5,075
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,717	5,075

DISCONTINUED OPERATIONS
Net cash used in operating activities	--	(24,458)
Net cash used in discontinued operations	--	(24,458)

Effect of exchange rate changes on cash and cash equivalents	(43,042)	28,148

Net increase (decrease) in cash and cash equivalents	25,364	(66,995)

Cash and cash equivalents, beginning of period	700,410	670,827
Cash and cash equivalents, end of period	$725,774	$603,832

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of right to use asset and operating liability	$68,584	$--
Conversion of accrued compensation to equity- related parties	$--	$44,700

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

On August 1, 2019, the Company disposed of its wholly owned subsidiary Skkynet Japan which represented a strategic shift in the Company’s operations. The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for the periods presented. The operating results related to this subsidiary have been included in discontinued operations in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the quarter ended April 30, 2020. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

NOTE 3 - REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six-month periods ended April 30, 2020 and 2019 the revenue by product line is as follows:

Category	Percentage	2020	Percentage	2019
Product sales	71%	597,528	62%	499,463
Support	28%	231,804	35%	183,691
Cloud & Other	1%	9,193	3%	18,043
Discontinued operations	--	--		(65,384)
Total	100%	838,525	100%	635,813

The Company sells its products on a worldwide basis. During the six-month periods ended April 30, 2020 and 2019 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2020	Percentage	2019
North America	40%	332,451	39%	269,858
Europe	32%	264,641	36%	252,293
Asia	13%	109,015	17%	121,900
South America	4%	37,269	1%	10,276
Other	11%	95,149	7%	46,870
Discontinued operations	--	--		(65,384)
Total	100%	838,525	100%	635,813

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2020.

As of April 30, 2020, and October 31, 2019, the Company had the following outstanding accrued liabilities due to related parties:

As of	April 30, 2020		October 31, 2019
Accrued liabilities	$	---	$55,378
Accrued commissions	$	---	21,443
Total accrued liabilities	$	---	$76,821

NOTE 5 - OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five-year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On December 12, 2019, the Company issued 336,250 options: 120,000 to two officers, 11,250 to three independent directors and 205,000 to six employees and consultants. The options are exercisable into common stock of the Company at $0.59 per share. The Company calculated a fair value of the options of $132,673 using the Black Scholes option pricing model with computed volatility of 207%, risk-free interest rate of 2%, expected dividend yield 0%, stock price at measurement date of $0.39 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

During the six-month period ended April 30, 2020, the Company recognized $114,669 of option expense. The unrecognized future balance to be expensed over the term of the options is $554,751.

The following sets forth the options granted and outstanding as of April 30, 2020:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.75	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at April 30, 2020	7,917,650	0.15	6.56	5,838,550	$3,646,322

NOTE 6 - LEASES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a base monthly rental cost including common area charges of $2,369.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020 (six months remaining)	$14,215
2021	28,428
2022	21,321
Total lease payments	63,964
Less present value discount	(9,999)
53,965
Less operating lease short term	(20,980)
Operating lease liability, long term	$32,985

Under the new standards the lease has been determined to be a right to use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 was determined to be $68,584 which is presented in the consolidated balance sheet as an asset labeled “right to use lease asset” offset by a liability labeled “operating lease liability”. The amount was determined as the net present value of the lease over a 30-month period using an 8% interest rate as the incremental borrowing cost. During the six months ended April 30, 2020, amortization of the right of use lease was $14,619 and the liability was reduced by $12,020.

NOTE 7 - DISCONTINUED OPERATIONS

On August 1, 2019, the Company disposed its wholly owned subsidiary Skkynet Japan by entering into a share purchase agreement with the former owners. The following table presents the breakdown of the results of operations related to the discontinued operations for the three and six months ended April 30, 2019:

Operating Results of Discontinued Operations
For the Three and Six Months Ended April 30, 2019

	Three Months	Six Months
Revenue included in discontinued operations	$35,244	$65,384

Operating costs and expenses included in discontinued operations
Cost of goods sold	4,160	10,314
General and administrative expenses	45,495	97,676
Net loss from discontinued operations	$(14,411)	$(42,606)
Net loss per share from discontinued operations - basic & diluted	$(0.00)	$(0.00)

NOTE 8 - MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Two resellers accounted for 48% of sales (36% and 11% individually) in the three-month period ended April 30, 2020 and two resellers accounted for 47% of sales in the same period in 2019. Four resellers accounted for 48% of sales in the six-month period ended April 30, 2020 and three resellers accounted for 47% of sales in the same period in 2019. In the three-month period ended April 30, 2020, two end user customers were each responsible for more than 10%. In the same period in 2019 one end user customer was responsible for 16% of revenue. In the six-month period ended April 30, 2020, no end user customers were responsible for more than 10% of our revenues. In the same period in 2019, no end user customers were responsible for more than 10% of our. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.

NOTE 9 - LOAN PAYABLE

On April 30, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$28,717 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining.

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), and Skkynet Corp. (“Skkynet (Canada. Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”.

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

The results of operations reflect the adjustments of the three and six months periods in 2019 for discontinued operations. Discontinued operations are not part of the results of operations in this section.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our, customers, management, support staff and professional advisors. As the Company’s operations, delivery of software and support has been  virtual for years with delivery through the internet, we do not anticipate a significant impact on our operations or financial condition, except an initial reduction for the sale for our software.

RESULTS OF OPERATIONS

For the three and six month periods ended April 30, 2020, revenue was $419,043 and $838,525 compared to $372,824 and $635,813 for the same period in 2019. Revenue increased for the six month period ended April 30, 2020 over the same period in 2019 by 31.7%. The increase in revenue for the six month period ended April 30, 2020 is attributed to higher sales by Cogent. The Company has recently increased its investment in sales and marketing which has contributed to the increase in Cogent’s sales.

General and administrative expense was $400,306 and $831,432 for the three and six month periods ended April 30, 2020 compared to $636,229 and $1,031,652 for the same period in 2019. The decrease in general and administrative expenses for the three and six-month periods ended April 30, 2020 resulted from lower option expenses in 2020 over the same period in 2019.

For the three and six- month period ended April 30, 2020, the Company reported an operating income of $76,655 and $68,174 compared to operating loss from continuing operations of $264,461 and $390,578 for the same periods in 2019. The change in operating loss during the three- and six-month periods ended April 30, 2019 to operating income in the same period in 2020 is attributable to higher revenue in 2020 compared to 2019.

Other income and expense for the three and six-month periods ended April 30, 2020, includes other income of $42,516 and $46,306 compared to other expense of $937 and other income of $5,500 for the same period~~s~~ in 2019. The amount in both periods were due primarily to the effect of currency exchange.

Net income of $76,655 and $68,174 was reported for the three and six month periods ended April 30, 2020, compared to a net loss from continuing operations of $264,461 and a loss from discontinued operations of $14,411 for the three month period and a net loss from continuing operations of $390,578 and a loss from discontinued operations of $42,606 in 2019 for the six month period. The net income for the three and six month periods in 2020 is attributed to higher sales in 2020 compared to the same period in 2019.

The Company reported comprehensive income of $38,509 and $21,474 for the three and six month periods ended April 30, 2020 compared to a comprehensive loss of $242,210 and $408,173 for the same periods in 2019. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2020, Skkynet had current assets of $881,766 and current liabilities of $164,580, resulting in working capital of $717,186. Accumulated deficit, as of April 30, 2020, was $5,854,703 with total shareholders’ equity of $722,267.

Net cash provided by operating activities for the six month period ended April 30, 2020, was $45,712 compared to net cash used in operating activities of $118,366 for the same period in 2019.

The increase in cash provided by operating activities for the six month period ended April 30, 2020 over the same period in 2019 was primarily due to income of $68,174 for the six months ended April 30, 2020 compared to a net loss of $390,578 for the same period in 2019.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 1A: RISK FACTORS

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our, customers, management, support staff and professional advisors. As the Company’s operations, delivery of software and support has been  virtual for years with delivery through the internet, we do not anticipate a significant impact on our operations or financial condition, except an initial reduction for the sale for our software.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 10, 2020	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

