Form 10-Q
period 2020-07-31
Skkynet Cloud Systems, Inc.
filed 2020-09-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As September 14, 2020, there were 51,576,122 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	October 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$796,869	$700,410
Accounts receivable	138,621	146,277
Prepaid expenses	4,247	10,690
Total current assets	939,737	857,377

Property and equipment, net of accumulated depreciation of $81,846 and $81,653 respectively	12,705	8,469
Right of use lease asset	47,359	--
Total Assets	$999,801	$865,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$56,129	$96,979
Accrued liabilities – related party	--	76,821
Deferred revenue	128,418	111,732
Current portion of operating lease liability	20,980	--
Total current liabilities	205,527	285,532

Long Term Liability
Loan payable	29,842	--
Operating lease liability- net of current portion	26,379	--
Total liabilities	261,748	285,532

Commitment and contingencies	--	--

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $.0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	193,661	193,661
Common stock: $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,354,529	6,192,476
Accumulative other comprehensive income	53,768	65,472
Accumulated deficit	(5,915,487)	(5,922,877)
Total stockholders’ equity	738,053	580,314
Total Liabilities and Stockholders’ Equity	$999,801	$865,846

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Revenue	$316,918	$337,587	$1,155,443	$973,400
Cost of goods	--	275	1,214	275
Gross profit	316,918	337,312	1,154,229	973,125

Operating Expenses:
General and administrative expenses	371,006	378,841	1,201,131	1,410,493
Depreciation	604	120	1,831	359
Income (loss) from operations	(54,692)	(41,649)	(48,733)	(437,727)

Other Income (expense):
Loss on settlement of liabilities	--	--	--	(11,233)
Other income (expense)	29,671	--	29,671	(2,099)
Currency exchange	(35,763)	(17,229)	10,539	1,603
Total other income (expense)	(6,092)	(17,229)	40,210	(11,729)

Income (loss) before taxes	(60,784)	(58,878)	(8,423)	(449,456)

Income tax recovery	--	30.399	15,913	30,399

Income (loss) from continuing operations	(60,784)	(28,479)	7,390	(419,057)
Loss from discontinued operations		(16,261)	--	(58,867)

Net income (loss)	(60,784)	(44,740)	7,390	(477,924)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Net income (loss) to common shareholders	(63,689)	(47,645)	(1,325)	(468,639)

Foreign currency translation adjustment	29,186	23,128	(11,704)	53,949

Comprehensive income (loss)	$(34,503)	$(24,517)	$(13,029)	$(432,690)
Net income (loss) per common share from continuing operations-basic	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per common share from discontinued operations-basic	--	$(0.00)	--	$(0.00)
Net income (loss) per common share from continuing operations-diluted	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per common share from discontinued operations- diluted	--	$(0.00)	--	$(0.00)
Net income (loss) per share to common shareholders	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average common shares outstanding -basic	51,576,122	51,488,022	51,576,122	51,404,689
Weighted average common shares outstanding - diluted	59,493,772	51,488,022	59,493,772	51,414,689

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED APRIL 30, 2020 AND 2019

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2018	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,832,725	$(5,347,023)	$(74,643)	$656,089
Stock option expense	--	--	--	--	--	--	59,844	--	--	59,844
Change due to currency translation	--	--	--	--	--	--	--	--	(8,746)	(8,746)
Net loss	--	--	--	--	--	--	--	(154,312)	--	(154,312)

Balance at January 31, 2019	51,363,022	51,364	5,000	5	193,661	193,661	5,892,569	(5,501,335)	(83,389)	552,875
Common stock issued for options	125,000	125					4,950			5,075
Stock option expense	--	--	--	--	--	--	215,476	--		215,476
Stock options issued for accrued liabilities- related parties							55,933			55,933
Change due to currency translation	--	--	---	--	--	--	--	--	39,567	39,567
Net loss	--	--	--	--	--	--	--	(278,872)	--	(278,872)

Balance at April 30, 2019	51,488,022	51,489	5,000	5	193,661	193,661	6,168,928	(5,780,207)	(43,822)	590,054
Stock option expenses	--	--	--	--	--	--	43,095	--	--	43,095
Change due to currency translation	--	--	--	--	--	--	--	--	23,128	23,128
Net loss	--	--	--	--	--	---	--	(44,740)	--	(44,740)

Balance at July 31, 2019	51,488,022	$51,489	5,000	$5	193,661	$193,661	$6,212,023	$(5,824,947)	$(20,694)	$611,537

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Stock option expense	--	---	--	--	--	--	67,285	--	--	67,285
Change due to currency translation	--	--	--	--	--	--	--	--	(5,649)	(5,649)
Net loss	----	--	---	--	--	--	--	(8,481)	--	(8,481)

Balance at January 31, 2020	51,576,122	51,577	5,000	5	193,661	193,661	6,259,761	(5,931,358)	59,823	633,469
Stock option expense	--	--	--	--	--	--	47,384	--	--	47,384
Change due to currency translation	--	--	--	--	--	--	--	--	(35,241)	(35,241)
Net income	--	--	--	--	--	--	--	76,655	--	76,655

Balance at April 30, 2020	51,576,122	51,577	5,000	5	193,661	193,661	$6,307,145	$(5,854,703)	$24,582	$722,267
Stock option expense	--	--	--	--	--	--	47,384	--	--	47,384
Change due to currency translation	--	--	--	--	--	--	--	--	29,186	29,186
Net income	--	--	--	--	--	--	--	(60,784)	--	(60,784)

Balance at July 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,354,529	$(5,915,487)	$53,768	$738,053

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,390	$(477,924)
Loss from discontinued operations	--	58,867
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,831	359
Option based compensation	162,053	318,415
Loss on settlement of accrued liabilities		11,233
Non-cash lease expense	15,510	--
Changes in operating assets and liabilities:
Accounts receivable	7,656	37,998
Accounts payable and accrued expenses	(40,850)	27,396
Accrued liabilities – related parties	(76,821)	(15,269)
Prepaid expenses and other assets	6,443	(13,094)
Operating lease liability	(15,510)	--
Deferred income	16,686	53,008
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	84,388	989

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	28,717	--
Proceeds from the exercise of options	--	5,075
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,717	5,075

DISCONTINUED OPERATIONS
Net cash provided by operating activities	--	(27,014)
Net cash used in discontinued operations	--	(27,014)

Effect of exchange rate changes on cash and cash equivalents	(16,646)	51,089

Net increase (decrease) in cash and cash equivalents	96,459	30,139

Cash and cash equivalents, beginning of period	700,410	670,827
Cash and cash equivalents, end of period	$796,869	$700,966

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of right to use asset and operating liability	$62,869	$--
Conversion of accrued compensation to equity- related parties	$--	$44,700

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended July 31, 2020. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine-month periods ended July 31, 2020 and 2019 the revenue by product line is as follows:

Category	Percentage	2020	Percentage	2019
Product sales	69%	797,967	71%	689,220
Support	30%	346,505	29%	284,180
Cloud & Other	1%	10,971	--	--
Total	100%	1,155,443	100%	973,400

The Company sells its products on a worldwide basis. During the nine-month periods ended July 31, 2020 and 2019 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2020	Percentage	2019
North America	46%	417,279	40%	391,389
Europe	35%	398,546	42%	406,095
Asia	13%	152,730	8%	79,803
South America	4%	50,188	3%	34,023
Middle East- Africa/Other	12%	136,700	7%	62,090
Total	100%	1,155,443	100%	973,400

NOTE 4- RELATED PARTY TRANSACTIONS

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2020.

As of July 31, 2020, and October 31, 2019, the Company had the following outstanding accrued liabilities due to related parties:

As of	July 31, 2020		October 31, 2019
Accrued liabilities	$	---	$55,378
Accrued commissions	$	---	21,443
Total accrued liabilities	$	---	$76,821

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

During the nine month period ended July 31, 2020, the Company recognized $162,053 of option expense. The unrecognized future balance to be expensed over the term of the options is $507,367.

The following sets forth the options granted and outstanding as of July 31, 2020:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.75	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at July 31, 2020	7,917,650	0.15	6.31	5,838,550	$3,627,845

NOTE 6 - LEASE

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a base monthly rental cost including common area charges of $2,369.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020 (three months remaining)	$7,108
2021	28,428
2022	21,321
Total lease payments	56,857
Less present value discount	(9,498)
47,359
Less operating lease short term	(20,980)
Operating lease liability, long term	$26,379

Under the new standards the lease has been determined to be a right to use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 was determined to be $62,869 which is presented in the consolidated balance sheet as an asset labeled “right to use lease asset” offset by a liability labeled “operating lease liability”. The amount was determined as the net present value of the lease over a 30-month period using an 8% interest rate as the incremental borrowing cost. During the nine months ended July 31, 2020, amortization of the right of use lease was $15,510 and the liability was reduced by $15,510.

NOTE 7- DISCONTINUED OPERATIONS

On August 1, 2019, the Company disposed its wholly owned subsidiary Skkynet Japan by entering into a share purchase agreement with the former owners. The following table presents the breakdown of the results of operations related to the discontinued operations for the three and nine months ended July 31, 2019:

	Three Months	Nine Months
	2019	2019
Revenue included in discontinued operations	$41,277	$106,661

Operating costs and expenses included in discontinued operations
Cost of goods sold	5,913	16,227
General and administrative cost	51,625	149,301
Net loss from Discontinued operations	(16,261)	(58,867)
Net loss per share of discontinued operations basic & diluted	$(0.00)	$(0.00)

NOTE 8 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Two resellers accounted for 35% of sales (19% and 16% individually) in the three-month period ended July 31, 2020 and two resellers accounted for 33% of sales in the same period in 2019. Four resellers accounted for 46% of sales in the nine-month period ended July 31, 2020 and four resellers accounted for 49% of sales in the same period in 2019. In the three-month period ended July 31, 2020, no end user customers were responsible for more than 10% of revenue. In the same period in 2019 no user customers were responsible for more than 10% of revenue. In the nine-month period ended July 31, 2020, no end user customers were responsible for more than 10% of our revenues. In the same period in 2019, no end user customers were responsible for more than 10% of our sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.

NOTE 9-LOAN PAYABLE

On April 30, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$28,717 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining

NOTE 10 – SUBSEQUENT EVENT

The Company has evaluated subsequent events to determine events occurring after July 31, 2020 through September 14, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

The results of operations reflect the adjustments of the three and nine months periods in 2019 for discontinued operations. Discontinued operations are not part of the results of operations in this section.

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

RESULTS OF OPERATIONS

For the three and nine month periods ended July 31, 2020, revenue was $316,918 and $1,155,443 compared to $337,587 and $973,400 for the same period in 2019. Revenue increased for the nine month period ended July 31, 2020 over the same period in 2019 by 18.7%. The increase in revenue for the nine month period ended July 31, 2020 is attributed to higher sales by Cogent. The Company has recently increased its investment in sales and marketing which has contributed to the increase in Cogent’s sales.

General and administrative expense was $371,006 and $1,201,131 for the three and nine month periods ended July 31, 2020 compared to $378,841 and $1,410,493 for the same period in 2019. The decrease in general and administrative expenses for the three and nine-month periods ended July 31, 2020 resulted from lower option expenses in 2020 over 2019 ~~due to~~ as well as reduced travel and conventions presenting the software.

For the three and nine month periods ended July 31, 2020, the Company reported ~~an~~ operating losses of $54,692 and $48,733 compared to operating losses from continuing operations of $41,694 and $427,727 for the same periods in 2019. The change in operating loss during the three- and nine-month periods ended July 31, 2019 was due to reduced expenses in 2020 compared to 2019.

Other income and expense for the three and nine-month periods ended July 31, 2020, includes other expense of $6,092 and other income of $40,210 compared to other expense of $17,229 and $11,729 for the same period~~s~~ in 2019. The amount in both periods were due primarily to the effect of currency exchange offset by other income of $29,671 in 2020.

Net loss of $60,784 and net income of $7,390 was reported for the three and nine month periods ended July 31, 2020, compared to a net loss from continuing operations of $28,479 and a loss from discontinued operations of $16,261 for the three month period and a net loss from continuing operations of $419,057 and a loss from discontinued operations of $58,867 in 2019 for the nine month period. The net income for the nine month periods in 2020 is attributed to higher sales in 2020 compared to the same period in 2019

The Company reported comprehensive loss of $33,916, and $13,029 for the three and nine month periods ended July 31, 2020 compared to a comprehensive loss of $24,517 and $432,690 for the same periods in 2019. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2020, Skkynet had current assets of $939,737 and current liabilities of $205,527, resulting in working capital of $734,210. Accumulated deficit, as of July 31, 2020, was $5,915,487 with total shareholders’ equity of $738,053.

Net cash provided by operating activities for the nine month period ended July 31, 2020, was $84,388 compared to net cash used in operating activities of $989 for the same period in 2019.

The increase in cash provided by operating activities for the nine month period ended July 31, 2020 over the same period in 2019 was primarily due to income of $7,390 for the nine months ended July 31, 2020 compared to a net loss of $477,924 for the same period in 2019.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 14, 2020	By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden,
Chief Financial Officer
(Duly Authorized Principal Financial Officer)

