Form 10-K
period 2020-10-31
Skkynet Cloud Systems, Inc.
filed 2021-02-09
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2020 was 15,816,000 with a market value of $4,428,480. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of February 8, 2021, was 51,576,122.

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

All forward-looking statements are based upon information available to us on the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise, except as otherwise required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties associated with our forward-looking statements relate to, among other matters, the following:

•	our ability to attract new clients to enter into subscriptions or one time installations for our products and services:

•	our ability to service those clients effectively and induce them to renew their subscriptions to our products and services;

•	our ability to expand our sales organization to effectively address the new industries, geographies and types of organizations we intend to target;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

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

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies1, and how it will transform the industrial workforce2. Of the nine new technologies, several fit within the scope of Skkynet’s core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration.  Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over a network. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems.   By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time.  We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives.

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

________________

1 https://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

2 https://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy.  Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.  Cogent had $1,367,448 in annual revenues from its operations for its fiscal year ended October 31, 2019 and $1,502,483 in annual revenues for the fiscal year ended October 31, 2020.

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

On August 1 2019, we completed the sale of Skkynet Japan back to the former owners in exchange for 22,500 shares of common stock and 272,500 options of the Company held by the former owners.  In addition, intellectual property, software documentation, and source code of the Company was returned to the Company with the balance of the assets and liabilities remaining in Skkynet Japan. As part of the agreement, the name of Skkynet Japan was changed to exclude Skkynet in its new name.

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

—	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;

—	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system;

—	the ability to provide historical data, including unique store-and-forward capabilities;

—	data redundancy features; and

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

—

DataHub® Embedded Toolkit (ETK) provides a direct link to SkkyHub™ from a wide range of devices and operating systems, a seamless, end-to-end solution for M2M and viewing customer data from their device on the Internet.

Our customers

Currently, our customers can be broadly categorized into two groups: industrial automation and financial trading. Industrial automation systems (including remote monitoring and tracking systems) account for approximately 80% of revenue, while financial trading, software support, custom development and legacy system support account for the remainder.

Over a six year period, we, including the historical operations of Cogent, have provided our products and services to more than 2,000 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food& Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators. We are well-diversified across these industries such that cyclical swings in any individual industries does not expose us significantly.

The Company sells to their end-user customers both directly and through resellers.  Five resellers accounted for 50% of sales in 2020 and four resellers accounted for 50% of sales in 2019.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In 2020, no end user customers were responsible for more than 10% of our revenues and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.  In 2019, no end user customer was responsible for more than 10% of revenue and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.

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

Our software is designed to be modular, with a set of more than 20 different features.  We offer license packs (“Product Packs”) which represent common customer use-cases and individual add-on licenses (“Add-ons”).  The combination of Product Packs and Add-on licenses allows the customer to fully customize a solution based on their own project requirements.

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

As part of our expansion into Cloud services, we provide three types of Cloud service: remotely hosted Cloud systems, locally hosted Cloud systems, or a hybrid of the two.  In the remotely located case, we maintain and manage the operating system infrastructure that allows users to access their industrial automation data via the Internet.  We subcontract the Cloud hardware infrastructure from large, established vendors.  In the locally hosted case, the customer is responsible for the hardware and data connectivity, and we will provide the software, and optionally the system administration for that software.  A customer who wants a remotely located Cloud system will still be required to run some software locally.  Our existing on-premises software acts as a bridge between the plant and the remote Cloud system, making a hybrid implementation possible.  If the Cloud system becomes unavailable due to communication outage or hardware failure, the customer’s plant will still continue to run in isolation from the remote Cloud system, simply reconnecting once the remote system becomes available again.  In effect, our Cloud offering acts as an extension of the local process to a wide-area network or to the Internet.  For reasons of speed, security and resiliency we do not anticipate that customers will accept a purely Cloud-based system for their immediate industrial automation data needs.  We believe that this may change in the future as technology and market expectations change, as they have done in other markets that have adopted purely Cloud-based services, such as, for example, Salesforce.com and customer relations management (CRM) software.

Our on-premises software is available for download from our website, https://cogentdatahub.com. Our Cloud-based service is available for registration at https://skkynet.com. A customer can install and use the on-premises software in demonstration mode for a limited time, after which they can re-start the software to reset the time limit.  This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase.  Similarly, the Cloud-based service is available to potential customers to sign up and use it for a paid trial to configure and test, as well as other service levels for full system implementations.

To ensure smooth implementation of our software in a customer’s environment we have organized approximately fifty (50) different technical partners and resellers in different geographic areas with whom we cooperate.  Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring, and maintenance of our products within their customer base.  These technical partners may be listed on our website.  We continuously seek to recruit new technical partners.  We have made recent progress on partnering with world-class hardware companies such as Siemens AG (world’s largest industrial automation vendor), AVEVA Group plc (formerly Schneider Electric Software, the world’s largest industrial software market channel) and Red Lion Controls, part of Spectris plc, (a major industrial hardware vendor, and subsidiary of Spectris plc, a constituent of the FTSE 250 Index).

Our service supports potential and existing customers

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

Our marketing

We have a variety of marketing activities. We maintain a website at https://skkynet.com focused on general company information, updates, and press releases regarding the general operations of the business, and as an information portal for the SkkyHub™ service. We also maintain a complete library information section of blog articles, whitepapers, and industry news on implementing real-time data access over the Cloud. In 2018, we launched a Japanese version of our website at https://skkynet.jp.

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

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software,3 and we also became a Certified Technology Partner to AVEVA where our DataHub software is made available directly from AVEVA’s website for download and evaluation.4,5

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the DataHub and the security model of our SkkyHub service. This is augmented by a product features within ARC email publications, and ARC Forum conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of more approximately 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

___________

3 https://skkynet.com/siemens/

4 https://skkynet.com/aveva/

5 For example, https://www.aveva.com/en/products/datahub-tunneller-for-opc/

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

Our intellectual property

We have an exclusive license of all of our intellectual property and enhancements thereof, licensed to Cogent Real-Time Systems, Inc., our wholly owned subsidiary, from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment, Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license we have five U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092, 9,667,689 and 10,498,796, Japanese Patent Nos. JP6227249 and JP6314204, Korean Patent No. KR101730584, Australian Patent No. 2010306379, and Canadian Patent No. 2,813,076.

The second patent family includes U.S. Patent Serial Nos. 9,100,424, 9,288,272 and 9,762,675 directed towards system and methods for secure real-time cloud services. The system and methods provide a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bi-directionality.  The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet.  The patent family includes Japanese Patent No. JP6689838, pending European Patent Application No. EP15819206.2, and Canadian Patent Application No. 2,991,685.

A third patent family includes U.S. Patent Serial Nos. 10,462,406 and 10,558,744 for improved methods to network bidirectional real-time data directly from within Microsoft Excel.  Corresponding Canadian Patent Application No. 3,062,745 is pending.

A fourth patent family includes unpublished, pending U.S. patent applications to novel methods for tunnel historical data.  International applications will be filed within the required timelines.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2020; the Company had 51,576,122 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding and 193,661 shares of Series B Preferred issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2020	0.63	0.30
2nd Qtr. 2020	0.60	0.40
3rd Qtr. 2020	0.69	0.46
4th Qtr. 2020	0.69	0.49
1 st Qtr. 2019	0.55	0.29
2 nd Qtr. 2019	0.36	0.12
3 rd. Qtr. 2019	0.30	0.23
4 th Qtr. 2019	1.11	0.25

As of October 31, 2020, the Company estimates there are approximately 126 “holders of record” of its common stock.

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

On October 2, 2019, a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenues for the periods indicated:

	For Years Ended October 31,
	2019		2020
Revenue	$1,367,448	100%	$1,506,929	100%
Operating expenses:
General and administrative expense	1,924,384	(140.3)%	1,896,705	(125.9)%
Depreciation	480	(0.00)%	2,455	(0.00%
Income (loss) from operations	(557,416)	(40.6)%	(392,232)	(26.0)%
Other income (expense)	(17,436)	(1.3)%	64,896	4.3%
Net income (loss) before taxes	(574,852)	(42.0)%	(327,337)	(21.7)%
Tax refund	30,482	2.3%	16,004	1.02%
Loss on discontinued operations	(31,484)	(2.3)%	--	--
Net income (loss)	$(575,854)	(41.9)%	$(311,333)	(20.7)%

Revenue: For the year ended October 31, 2019, the Company had revenues of $1,367,448 compared to $1,506,929 of revenue for the year ended October 31, 2020. This reflects an increase of $139,481 from 2019 to 2020. Revenues increase can be attributed to the increase of sales in Cogent. During the year ended October 31, 2019, the Company’s deferred revenue was $111,732 compared to a deferred revenue balance of $168,728 as of October 31, 2020, an increase of $56,986. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

General and Administrative Expenses: (G&A) Total general and administrative expenses decreased to $1,896,705 in the year ended October 31, 2020 from $1,924,384 for the same period in 2019. This was a decrease of $27,679 and as a percent of revenue G&A decreased from 140,3% in 2019 to 125.9% in 2020. The decrease as a percentage is attributed to lower costs in the Cogent subsidiary in 2020 offset by an increasing sales and marketing of the Company’s products.

Depreciation and Amortization: The Company had depreciation of $480 in 2019 compared to $2,455 in 2020.

Other Income (Expense): Other income (expense) totaled $17,436 in expense during the year ended October 31, 2019 compared to $64,896 in income during the same period in 2020.

Income Tax: During the periods ended October 31, 2019 and 2020 the Company and subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the year ended October 31, 2019 the subsidiary received a tax refund of $30,482 and $16,004 for the same period in 2020.

Net Income (Loss): The Company recorded a net loss of $575,854 for the year ended October 31, 2019 compared to net loss of $311,333 for the same period in 2020, a decrease of $264,521. An increase of other income of which $59,674 was income from Canadian Covid-19 programs and a positive change of $10,682 in currency exchange  were  the key components of the decreased in net loss in 2020 over 2019.

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

Working Capital: At October 31, 2020, the Company had working capital of $466,261 with current assets of $1,035,241 and current liabilities of $568,980 or a current ratio of 1.82 to 1. The current assets consisted of cash of $816,798, account receivable of $194,263, and prepaid expense and other receivable of $24,810. The current liabilities of the Company at October 31, 2020 are composed primarily of accounts payable and accrued expenses of $156,668, accrued liabilities to related party of $222,603 and deferred revenue of $168,728.

Operating Activities: Net cash used in operating activities, during the year ended October 31, 2019 was $2,793 compared to cash provided of $101,550 for the same period in 2020. This represents a positive change of $104,343. The change in cash flow from operating activities is significant from 2019 to 2020 and due to higher loss in 2019 compared to the same period in 2020.

Financing Activities: Net cash provided by financing was $28,717 for the year ended October 31, 2020 compared to net cash provided by financing activities of $5,185 from the conversion of options to stock for the year ended October 31, 2019.

As of October 31, 2020, the Company had total assets of $1,088,289 and total liabilities of $618,913 compared to $865,846 and $285,532, respectively in the same period in 2019. Stockholders’ equity as of October 31, 2020 was $469,376 compared to stockholder’s equity of $580,314 at October 31, 2019. Liabilities increased in 2020 due to increases in  accrued liabilities and  accounts payable.

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

Critical Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada), Skkynet Inc (US).  All material intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance  with the fair value recognition provision of the Financial Accounting Standards Board(“FASB”) Accounting Standards Codification (“ASC”) No 718. The Company issues restricted stock to employees and consultants for their services. Cost of these transactions are measured at fair value of the equity instrument issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as the expense in the period granted.  The Company recognized consulting expense and a corresponding increase to the additional paid in capital related to the stock issued for services.  For agreements requiring future services the consulting expense is to be recognized ratably over the requisite service period.

The critical accounting policies and account pronouncements are an integral part of the footnotes of the audited financial statements and should be reviewed as part of our discussion of the financial results.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted this ASU and determined there was no impact on our results of operations, cash flows or financial condition.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8: FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On June 23, 2020, Skkynet Cloud Systems, Inc. (the “Company”) dismissed MaloneBailey, LLP (“MaloneBailey”), as the Company’s independent registered public accounting firm.

The reports of MaloneBailey on the Company’s financial statements as of and for the fiscal year ended October 31, 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 23, 2020, the Company appointed Fruci & Associates II, PLLC (“Fruci & Associates”), as its independent registered public accounting firm.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner.  Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	57	November 2011	Chairman of the Board of Directors ,CEO & Director
Mr. Paul E. Thomas	46	March 2013	Director, President and Secretary
Mr. Paul Benford	54	March 2013	Director and COO
Mr. Lowell Holden	78		CFO and Treasurer
Mr. Xavier Mesrobian	57	October 2013	VP Sales & Marketing
Mr. Norman Evans	66	August 2013	Independent Director
Mr. Kenneth W. Jennings	72	August 2013	Independent Director
Mr. John X. Adiletta	72	September 2014	Independent Director

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

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiaries, Cogent, Skkynet (Canada), Skkynet (USA. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiaries Cogent, Skkynet (Canada) and Skkynet (USA).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2020, except for:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Xavier Mesrobin	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

During the year ended October 31, 2019, three officers of the Company elected to forgo their accrued compensation for the year ended October 31, 2019 in exchange for options. The $44,700 of accrued compensation was exchanged for 199,800 options granted with a fair value of $55,933 with the difference of $11,233 expensed as a loss on settlement of liabilities.

The following tables sets for the compensation for all officers and directors during the past two years:

DIRECTORS and OFFICERS – COMPENSATION

					Long-term compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Andrew S. Thomas, (1,4)	2020	126,457	45,046	-	--	-	-	--	171,503
Chief Executive Officer	2019	105,174	-	-	--	-	-	--	105,174
Paul Benford, (1\)	2020	126,457	31,532	-	--	-	-	-	157,989
Chief Operating Officer	2019	105,241	-	-	--	-	-	-	105,241
Lowell Holden, (2)	2020	48,000	10,000	-	--	-	-	-	58,000
Chief Financial Officer	2019	48,000	-	-	--	-	-	-	48,000
Paul E. Thomas, (3)	2020	126,457	31,532	-	--	-	-	-	157,989
President	2019	105,241	-	-	--	-	-	-	105,241
Xavier Mesrobin.	2020	100,422	31,157	17,539	--	--	--		149,318
Vice President Sales(6)	2019	78,997	10,860	--	--	--	29,652		119,509
Norman Evans,	2020	--	-	30,000	-	-	-	--	30,000
Director (5)	2019	--	-	30,000	-	-	-	--	30,000
Kenneth Jennings,	2020	--	--	30,000	--	--	--	--	30,000
Director(5)	2019	--	--	30,000	--	--	--	--	30,000
John X Adiletta,	2020	--	--	30,000	--	--	--	--	30,000
Director(5)	2019	--	--	30,000	--	--	--	--	30,000

________________

(1) Mr. Andrew S. Thomas and Mr. Benford each received cash salary paid by Cogent Real-Time Systems Inc. of $126,457 plus bonuses of $45,046 and $31,532, respectively.

(2) Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $48,000 plus a bonus of $10,000 for serving as an officer

(3) Mr. Paul E. Thomas received cash payments of $126,457 for consulting services through LifeCycle IP Management Inc., which he owns, plus a bonus of $31,532.

(4) Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $40,168 during fiscal year 2020 for services as a Japanese business manager and translator.

(5) Directors fees of $30,000 per year per director were paid in cash to three outside directors.

(6) Mr. Mesrobin was paid in cash $100,422 in salary and $17.539 in commissions plus a bonus of $31,157.

(7) Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

Employment Agreements

We and our subsidiary, Cogent, have employment agreements with all of our executive officers. The terms and conditions of each such agreement are described below.

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

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement, or similar benefits for Directors or Executive Officers.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.08	646,300
Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.70	490,471
Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.09	469,760
Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	203,989	(2)	0.40	60.275
Norman Evans (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	245,600		0.48	27,450
Kenneth Jennings (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	256,800
John X Adiletta(1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	185,533		0.36	23,550
Xavier Mesrobian 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	24,500		0.00	462,250

All directors and officers as a group	35,782,622		69.35	2,376,641

(1) Denotes officer or director.

(2) Mr. Holden holds 198,989 of his shares directly and 5,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2020, is 7,917,650 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 7,917,650 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $0.56 per share.

The following table sets forth the option holder as of October 31, 2020:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	806,300
Paul Benford	Officer and Director	512,400
Paul Thomas	Officer and Director	528,900
Lowell Holden	Officer	172,500
Xavier Mesrobian	Officer	1,349,500
Kenneth Jennings	Director	259,350
Norman Evans	Director	73,750
John X Adiletta	Director	63,750
Employees and consultant as a group	--	4,151,200
Total		7,917,650

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	2,082,350
Equity compensation plans not approved by security holders	--	--	2,082,350
Total	10,000,000	--

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2020 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were paid $171,503 and $157,989 as salary and bonus, respectively, for the fiscal year ended October 31, 2020 for serving as the CEO and COO of Cogent. Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $40,168 as salary for the fiscal year ended October 31, 2020 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $58,000 during the year ended October 31, 2020 in consulting fees and bonus by the Company

Mr. Paul E. Thomas, the President of the Company was paid $126,457 for services for the fiscal year ended October 31, 2020 and $31,532 in bonus.

On March 2, 2019, the Company issued 7,500 options to three independent directors. (See Note 5 -Options)

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company, 50,000 options were exercised and $0.10 per share by the officer and 75,000 options were exercised at $0.001 per share by the director for a total consideration of $5,075.

On October 2, 2019, a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

Changes in Registrant’s Certifying Accountant

On June 23, 2020, Skkynet Cloud Systems, Inc. (the “Company”) dismissed MaloneBailey, LLP (“MaloneBailey”), as the Company’s independent registered public accounting firm.

The reports of MaloneBailey on the Company’s financial statements as of and for the fiscal years ended October 31, 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On June 23, 2020, the Company appointed Fruci & Associates II, PLLC (“Fruci & Associates”), as its independent registered public accounting firm.

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci &Associates II, PLLC and Malone Bailey, LLP Certified Public Accountants.

	Fruci & Associates II	MaloneBailey
	2020	2020	2019
Audit fees	$17,400	$35,900	$42,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2020 and 2019.

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

*    Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on February 9, 2021.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2021.

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Skkynet Cloud Systems, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Skkynet Cloud Systems, Inc. (“the Company”) as of October 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2020.

Spokane, Washington

February 9, 2021

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$816,798	$700,410
Accounts receivable	194,263	146,277
Receivable – related parties	6,264	--
Prepaid	17,916	10,690
Total current assets	1,035,241	857,377

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $82,919 and $81,653	12,165	8,469
Right of use lease asset	40,883	--
Total assets	$1,088,289	$865,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$156,668	$96,979
Accrued liability - related parties	222,603	76,821
Deferred income	168,728	111,732
Current portion of operating lease liability	20,980	--
Total current liabilities	568,980	285,532

Long Term Liability
Loan payable	30,032	--
Operating lease liability- net of current portion	19,903	--
Total liabilities	618,913	285,532

Commitment and Contingencies	--	--

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	194	193,661
Common stock, $0.001 par value, 70,000,000 authorized, 51,576,122 issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,595,380	6,192,476
Accumulated other comprehensive income (loss)	56,430	65,472
Accumulated deficit	(6,234,210)	(5,922,877)
Total stockholders’ equity	469,376	580,314

Total liabilities and stockholders’ equity	$1,088,289	$865,846

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2020	2019
Revenue	$1,506,929	$1,367,448

Operating expenses:
General and administrative expense	1,896,705	1,924,384
Depreciation	2,455	480
Loss from operations	(392,232)	(557,416)

Other income (expenses):
Other income	123	768
Canadian emergency business relief account	59,674	--
Loss on settlement of liabilities	--	(10,521)
Other expense	--	(2,100)
Currency exchange	5,099	(5,583)
Total other income (expense)	64,896	(17,436)

Loss before taxes	(327,337)	(574,852)

Income taxes	16,004	30,482

Loss from continuing operations	(311,333)	(544,370)

Loss on discontinued operations, net of tax
Gain on disposal of discontinued operations	--	27,383
Loss from discontinued operations	--	(58,867)
	--	(31,484)

Net loss	(311,333)	(575,854)

Preferred dividends	(11,620)	(11,620)

Net loss to common shareholders	(322,953)	(587,474)

Foreign currency translation adjustments	(9,042)	140,115

Comprehensive loss	$(331,995)	$(447,359)

Net loss per share to common shareholders, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	51,576,122,	51,423,261

                      The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2020 AND 2019

									Accumulated	Total
					Series B Preferred		Additional		Other	Stockholders’
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at October 31, 2018	51,363,022	$51,364	5,000	$5	193,661	$193,661	$5,832,725	$(5,347,023)	$(74,643)	$656,089
Common stock issued for exercise of options	235,600	235			--	--	4,950	--	--	5,185
Common stock returned due to disposal of subsidiary	(22,500)	(22)	--	--	--	--	(6,727)	--	--	(6,749)
Stock options issued for settlement of accrued liability- related parties	-	--	--	--	--	--	55,933			55,933
Stock option expense	--	--	--	--	--	--	387,345	--	--	387,345
Return of options on disposal of subsidiary	--	--	--	--	--	--	(81,750)	--	--	(81,750)
Change due to currency translation	--	--	--	--	--	-	--		140,115	140,115
							--
Net loss	--	--	--	--	--	--	--	(575,854)	--	(575,854)

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Reclassification of preferred shares	--	--			--	(193,467)	193,467	--	--	--
Stock option expense	--	--	--	--	--	--	209,437	--	--	209,437
Change due to currency translation	--	--		--	--	--	--	--	(9,042)	(9,042)

Net loss	--	--	--		--	--	--	(311,333)	--	(311,333)

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(311,333)	$(575,854)
Loss from discontinued operations	--	31,484
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	2,455	480
Loss on settlement of accrued liabilities	--	11,233
Option based compensation	209,437	387,345
Non-cash lease expense	21,986	--
Changes in operating assets and liabilities:
Accounts receivable	(47,986)	25,165
Operating lease liability	(21,986)	--
Prepaid and other assets	(7,226)	(4,969)
Accounts payable and accrued expense	59,689	68,346
Accrued liability-related party	139,518	26,283
Deferred revenue	56,996	27,694
Net cash provided by (used in) operating activities	101,550	(2,793)

Cash flows from financing activities:
Proceeds from loan	28,717	--
Proceeds from issuance of stock for exercise of options	--	5,185
Net cash provided by financing activities	28,717	5,185

Discontinued Operations
Net cash used in operating activities	--	(27,014)

Effect of foreign exchange on cash and cash equivalents	(13,879)	54,205

Net increase in cash and cash equivalents	116,388	29,583
Cash and cash equivalents– beginning of year	700,410	670,827
Cash and cash equivalents– end of year	$816,798	$700,410

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

NON CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accrued compensation through issuance of stock options	$--	$44,700
Fair value of shares and stock options returned from disposal of Skkynet Japan	$--	$88,499

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

On August 1, 2019, the Company disposed  of its wholly owned subsidiary Skkynet Japan (See Note 13).

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

Effective November 1, 2018, the Company implemented the transition using the modified retrospective method of transition. Under this method, the determination date of open contracts which could affect any adjustments was November 1, 2018. The open contracts at the time period are the unfulfilled portions of the maintenance contracts. Based on the cut off treatment of the recognition of revenue on the open contracts being determined at the end of the previous period and being no changes in the open obligation requirements, the Company has determined that there are no adjustments in the value of the revenue recognized from these contracts.

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

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2020 and October 31, 2019, respectively.

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

Basic and diluted net loss per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2019 and 2020, 7,581,400 and 7,917.650 potentially issuable shares of common stock from stock options have been excluded from the calculation because their effect would be antidilutive to the Company’s net losses. Basic and diluted net income per share is the same due to net losses during both periods.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance  with the fair value recognition provision of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No 718. The Company issues restricted stock to employees and consultants for their services. Cost of these transactions are measured at fair value of the equity instrument issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as the expense in the period granted.  The Company recognized consulting expense and a corresponding increase to the additional paid in capital related to the stock issued for services.  For agreements requiring future services the consulting expense is to be recognized ratably over the requisite service period.

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

Discontinued operations

As discussed in Note 1, effective August 1, 2019, the Company disposed of its wholly-owned subsidiary Skkynet Japan which represented a strategic shift in the Company’s operations.  The assets and liabilities have been accounted for as discontinued operations in the Company’s consolidated balance sheets for all periods presented. The operating results related to these lines of business have been included in discontinued operations in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted the new accounting pronouncement on November 1, 2019.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2019 and 2020:

	2019	2020
Property and equipment	$90,122	95,084
Less: accumulation depreciation	(81,653)	(82,919)
Net property and equipment	$8,469	12,165

Depreciation expense totaled $480 and $2,455 for the years ended October 31, 2019 and 2020, respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2019, and 2020:

	2019	2020
Income/(Loss) Before Income Taxes	$(193,519)	$(109,561)

Income Tax Recovery/Expense	(40,639)	(23,008)

Valuation Allowance	40,639	23,008
	$-	$-

Net Operating Losses	$2,093,842	$2,203,403
Tax Rate	21%	21%

Deferred Tax Assets	439,707	462,715
Valuation Allowance	(439,707)	(462,715)
Net Deferred Tax Assets	$-	$-

The US companies had a net loss of $193,519, and $109,561 for the years ended October 31, 2019 and 2020, respectively. As of October 31, 2020, the US Companies had a net operating loss carry forward of $2,203,403 which can be used to offset future taxable income.  The carry forwards will begin to expire in 2040, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2019 and 2020 is as follows:

	2019	2020
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	--%	--%

The US Companies due to their loss have not filed US Corporate tax returns and is subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2019, and 2020:

	2019	2020
Income/(Loss) Before Income Taxes	$45,484		$7,583

Income Tax Recovery/Expense	12,053		2,009
Valuation Allowance	(12,053)		(2,009)

Net Operating Losses	$310,911		$76,039
Tax Rate	26.5%		26.5%

Deferred Tax Assets	82,391		20,150
Valuation Allowance	(82,391)		(20,150)
Net Deferred Tax Assets	$-	$

The Canadian Companies had net income of $45,484 and $ 7,583 for the years ended October 31, 2019 and 2020, respectively. As of October 31, 2020, the Company had a net operating loss carry forward of $76,039 which can be used to offset future taxable income.  The carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2019 and 2020 is as follows:

	2019	2020
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5)%	(26.5)%
Effective tax rate	--%	--%

The Canadian Companies have filed corporate tax returns through October 31, 2019 and returns since 2014 are open to examination.

During the years ended October 31, 2019 and 2020 Cogent received tax refunds of $30,482 and $16,004, respectively.  The refunds are received under a scientific research and development program.

NOTE 5 – EQUITY

On April 29, 2019, an officer and a director exercised 125,000 options for 125,000 common shares of the Company. The officer exercised 50,000 options at $0.10 per share and the director exercised 75,000 options at $0.001 per share for a total consideration of $5,075.

On August 1, 2019, the Company cancelled 22,500 shares of common stock returned to the Company in connection with the disposal of Skkynet Japan to its former owners. The fair value of the returned shares at date of closing was $6,749. (See Note 13)

On October 2, 2019, a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

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

On August 1, 2019, the Company cancelled 272,500 options that were returned as part of the disposal of Skkynet Japan to its former owners. The balance of the unamortized amount for such options of $27,821 were expensed as a result of the cancellation.  As part of the accounting of the disposal, the Company used the Black Scholes option-pricing model to calculate the  fair value of the options returned to be $81,750 using a computed volatility of 210%, and discount rate of 2.0%.

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

The Company has elected to amortize the options over the vesting period of the option as stock based compensation. During the year ended October 31, 2020, the Company expensed $209,437 for options. The unrecognized future balance to be expensed over the term of the options is $327,310.

The number of options exercisable as of year ended October 31, 2020 was 5,765,680.

The following sets forth the options granted and outstanding as of October 31, 2020

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2018	7,772,200	0.34	5.27	6,317,750	$2,241,496
Granted	337,300	0.09	9.75	--	---
Exercised	(235,600)	0.02	--	--	--
Forfeited	(292,500)	0.26	---	--	--
Outstanding at Year Ended October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.50	--	--
Exercised	--	--	--
Forfeited	--	--	--	--	--
Outstanding at Year Ended October 31, 2020	7,917,650	0.15	6.16	5,765,680	$3,627,845

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payment have been made as of October 31, 2020.

During the years ended October 31, 2019 and 2020 the Company recognized but did not pay dividends of $11,620 and $11,620, respectively.

As of October 31, 2019, and 2020 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2019	2020
Accrued liabilities related parties	55,378	222,603
Accrued commissions	21,443	--
Total accrued liabilities	$76,821	$222,603

During the year ended October 31, 2019, the Company settled $44,700 of accrued compensation to three officers of the Company through issuance of 199,800 options with a fair value of $55,933 The difference of $11,233 was expensed as a loss on settlement of liabilities. The details of the settlement area as follows:

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

On October 2, 2019, a director exercised 110,600 options for 110,600 common shares of the Company at $0.001 per share for total consideration of $110.

NOTE 9 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Five resellers accounted for 50% of sales in 2020 and four resellers accounted for 50% of sales in 2019. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In 2020, no end user customers were responsible for more than 10% of our revenues and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue. In 2019, no end user customer was responsible for more than 10% of revenue and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.

NOTE 10 – REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2019 and 2020 was as follows:

	2019		2020
Category	Percent	Amount	Percent	Amount
Software sales	68%	$936,473	68%	$1,025,111
Support sales	29%	390,176	31%	459,994
Other sales	3%	40,799	2%	21,824
Total	100%	$1,367,448	100%	$1,506,929

The Company sells its products on a worldwide basis.  During the years ended October 31, 2019 and 2020 the Company’s revenue resulted in the following amounts geographically:

	2019		2020
Area	Percent	Amount	Percent	Amount
North America	39%	$518,931	37%	$563,277
Europe	42%	579,007	35%	529,321
Asia Pacific	9%	128,732	13%	197,955
South America	3%	42,725	4%	64,186
Other	7%	98,053	10%	152,187
Total	100%	$1,367,448	100%	$1,506,929

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. The Company adapted the new accounting pronouncement as of November 19,2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of the policy did not have a cumulative impact on retained earnings.

The Company values were calculated using an 8%. Rate calculated over the remaining term of the lease.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2021	28,428
2022	21,321
Total lease payments	49,749
Less present value discount	(8,866)
40,883
Less operating lease short term	(20,980)
Operating lease liability, long term	$19,903

NOTE 12 - LOAN PAYABLE

On April 30, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining

NOTE 13- DISCONTINUED OPERATIONS

Effective August 1, 2019, the Company disposed its wholly owned subsidiary Skkynet Japan by entering into a share purchase agreement with the former owners. Under terms of the agreement, 22,500 shares of common stock and 272,500 options of the Company held by the former owners were returned to the Company for 100% ownership of Skkynet Japan.  The shares and options returned were valued on the date of sale at $6,749 and $81,750, respectively.    In addition, the intellectual property, software documentation and source code of the Company was returned to the Company with the balance of the assets and liabilities remaining in Skkynet Japan. As part of the agreement, the name of Skkynet Japan was changed to exclude Skkynet in its new name. The Company forgave the indebtedness $41,732 owed to the Company by its subsidiary Skkynet Japan. The Company recognized a gain on the disposal of Skkynet Japan of $27,383.  The following tables present the breakdown of the assets and liabilities and results of operations related to the discontinued operations:

Operating Results of Discontinued Operations
For the Years Ended October 31,
	2019	2020
Revenue included in discontinued operations	$106,661	--

Operating costs and expenses included in discontinued operations
Cost of goods sold	16,227	--
General and administrative expenses	149,301	--
Net loss from Discontinued operations	(58,867)	--
Net loss per share of discontinued operations basic & diluted	$(0.00)	---

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after October 31, 2020 through February 9, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

