Form 10-Q
period 2021-01-31
Skkynet Cloud Systems, Inc.
filed 2021-03-08
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

(888) 628-2028
(Issuer's telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: ☒     No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒     No: ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated file, non-accelerated filer, emerging growth company or a smaller reporting company.

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

As March 8, 2021, there were 51,576,122 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$620,987	$818,798
Accounts receivable	236,570	194,263
Receivable related parties	2,146	6,364
Prepaid expenses	14,640	17,916
Total current assets	874,343	1,035,241

Property and equipment, net of accumulated depreciation of $87,081 and $82,919 respectively	12,036	12,165
Right of use asset	34,535	40,883
Total Assets	$920,914	$1,088,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$187,510	$156,668
Accrued liabilities – related party	--	222,603
Deferred revenue	166,910	168,728
Current portion of operating lease liability	20,980	20,980
Total current liabilities	375,400	568,980

Loan payable	46,956	30,032
Operating lease liability- net of current portion	13,555	19,903
Total liabilities	435,911	618,913

Commitments and contingencies	--	--

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,644,083	6,595,380
Accumulative other comprehensive income	65,066	56,430
Accumulated deficit	(6,275,922)	(6,234,210)
Total stockholders’ equity	485,003	469,376
Total Liabilities and Stockholders’ Equity	$920,914	$1,088,289

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended January 31,
	2021	2020

Revenue	$438,066	$419,482

Operating Expenses:
General & administrative expenses	448,006	413,126
Depreciation	641	627
Loss from operations	(10,581)	(12,271)

Other Income:
Other income	11,622	3
Currency exchange	(42,753)	3,787
Total other income	(31,131)	3,790

Loss before taxes	(41,712)	(8,481)

Income taxes	--	--

Net loss	(41,712)	(8,481)

Preferred dividends	(2,905)	(2,905)

Net loss to common shareholders	(44,617)	(11,386)

Foreign currency translation adjustment	8,636	(5,649)

Comprehensive loss	$(35,981)	$(17,035)

Net loss per share to common shareholders	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic and diluted	51,576,122	51,363,022

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Stock option expense	--	---	--	--	--	--	67,285	--	--	67,285
Change due to currency translation	--	--	--	--	--	--	--	--	(5,649)	(5,649)

Net loss	----	--	---	--	--	--	--	(8,481)	--	(8,481)

Balance at January 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,259,761	$(5,931,358)	$59,823	$633,469

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expense	--	--	---	--	--	--	48,703	--	--	48,703
Change due to currency translation	--	--	--	--	----		--	--	8,636	8,636

Net Loss	--	--	--	--	--	--	--	(41,712)	--	(41,712)

Balance at January 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,644,083	$(6,275,922)	$65,066	$485,003

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,712)	$(8,481)
Loss from discontinued operations
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	641	627
Option based compensation	48,703	67,285
Non-cash lease expense	6,348	5,715
Changes in operating assets and liabilities:
Accounts receivable	(42,307)	(16,765)
Accounts payable and accrued expenses	30,842	(23,744)
Accrued liabilities – related parties	(222,603)	(76,821)
Prepaid expenses and other assets	7,394	6,369
Operating lease liability	(6,348)	(7,109)
Deferred income	(1,818)	5,326
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(220,860)	(47,598)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from Canadian loan activity	15,678	--
NET CASH PROVIDED BY FINANCING ACTIVITY	15,678	--

Effect of exchange rate changes on cash and cash equivalents	9,371	(6,688)

Net decrease in cash and cash equivalents	(195,811)	(54,286)

Cash and cash equivalents, beginning of period	816,798	700,410
Cash and cash equivalents, end of period	$620,987	$646,124

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of right to use asset and operating liability	$--	$68,584

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2020 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2020 as reported on Form 10-K, have been omitted.

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

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2020 and 2021 the revenue by product line is as follows:

Category	Percentage	2020	Percentage	2021
Product sales	71%	297,536	71%	310,408
Support	27%	114,559	28%	124,633
Cloud & Other	2%	7,387	1%	3,025
Total	100%	419,482	100%	438,066

The Company sells its products on a worldwide basis. During the three month periods ended January 31, 2020 and 2021 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2020	Percentage	2021
North America	31%	130,746	29%	127,771
Europe	24%	101,400	44%	191,604
Asia	21%	87,759	10%	44,242
Middle East-Africa	14%	60,619	13%	55,277
South America	9%	38,958	4%	19,172
Total	100%	419,482	100%	438,066

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2021.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On December 12, 2020, the Company issued 41,250 options of which 11,250 options were issued to three independent directors and 30,000 options were issued to three consultants. The options are exercisable into common stock of the Company at $0.64 per share. The Company calculated a fair value of the options of $27,190 using the Black Scholes option pricing model with computed volatility of 201.22%, risk-free interest rate of 2%, expected dividend yield 0%, stock price at measurement date of $0.64 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the three month period ended January 31, 2021, the Company recognized $48,703 of option expense. The unrecognized future balance to be expensed over the term of the options is $278,607.

The following sets forth the options granted and outstanding as of January 31, 2021:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.75	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at October 31, 2020	7,917,650	0.15	6.06	$5,765,680	$3,627,845
Granted	41,250	0.64	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at January 31, 2021	7,958,900	0.17	5.70	5,965,790	$10,391,260

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2021	$21,321
2022	$21,321
Total lease payments	$42,642
Less present value discount	(8,107)
34,535
Less operating lease short term	(20,980)
Operating lease liability, long term	13,555

Under the new standards the lease has been determined to be a right to use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right to use lease” offset by a liability labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 8% interest rate for the present value calculation. During the three months ended January 31, 2021 the asset was amortized by $6,348 and liability was reduced by $6,348.

NOTE 7 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through a network of resellers. Five resellers accounted for 54% of sales of which two resellers accounted for 22% and 11% individually in the three-month period ended January 31, 2021. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the three-month period ended January 31, 2021, sixteen end user customers were responsible for approximately 50% of gross revenue and no end user customer was responsible for more than 10% of our revenues. In the same period in 2020, thirteen end user customers were responsible for approximately 50% of gross revenue and no end user customer was responsible for more than 10% of revenues.

NOTE 8 – LOANS PAYABLE

On April 30, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$15,678 (CDN $20,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining.

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after January 31, 2021 through March 8, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

RESULTS OF OPERATIONS

For the three month period ended January 31, 2020, revenue was $419,482 compared to $438,066 for the same period in 2021. Revenue increased for the three month period ended January 31, 2021 over the same period in 2020 by 4.4%. The increase in revenue for the three month period ended January 31, 2021 is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $431,126 for the three month period ended January 31, 2020 compared to $448,006 for the same period in 2021. The increase in general and administrative expenses for the three month period ended January 31, 2021 resulted from increased employment expenditures over the same period in 2020.

For the three month period ended January 31, 2020, the Company reported an operating loss of $12,271 compared to operating loss of $10,581 for the same period in 2021. The decrease of operating loss during the three month period ended January 31, 2021 over the same period in 2020 is attributable to higher revenue in 2021 compared to 2020.

Other income and expense for the three month period ended January 31, 2020, was other income of $3,790 compared to other loss of $31,131 for the same period~~s~~ in 2021. The amount of change in both periods was due to the effect of currency exchange.

Net loss before and after income taxes of $8,481 was reported for the three month period ended January 31, 2020, compared to a net loss before and after income taxes of $41,712 for the same period in 2021. The higher net loss for the three month period in 2021 can be attributed to higher general and administrative cost and currency exchange loss in 2021 compared to the same period in 2020.

The Company reported comprehensive loss of $17,035 for the three month period ended January 31, 2020 compared to a comprehensive loss of $35,971 for the same period in 2021. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2021, Skkynet had current assets of $874,343 and current liabilities of $375,400, resulting in working capital of $498,943. Accumulated deficit, as of January 31, 2021, was $6,275,922 with total shareholders’ equity of $485,003.

Net cash used in operating activities for the three month period ended January 31, 2020, was $47,598 compared to net cash used in operating activities of $220,860 for the same period in 2021.

The increase in cash used in operating activities for the three month period ended January 31, 2021 over the same period in 2020 was primarily due to an increase in accounts receivable, reduction in accounts payable and a large reduction of $222,603 in accrued liabilities to related parties.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2020.

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

SKKYNET CLOUD SYSTEMS INC.

Date: March 8, 2021	By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden,
Chief Financial Officer (Duly Authorized Principal Financial Officer)

