Form 10-Q
period 2021-04-30
Skkynet Cloud Systems, Inc.
filed 2021-06-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As June 14, 2021, there were 51,576,122 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$574,428	$816,798
Accounts receivable	362,637	194,263
Receivable related parties	1,829	6,264
Prepaid expenses	11,344	17,916
Total current assets	950,238	1,035,241

Property and equipment, net of accumulated depreciation of $84,215 and $82,919 respectively	12,036	12,165
Right of use asset	28,313	40,883
Total Assets	$990,587	$1,088,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$57,993	$156,668
Accrued liabilities – related party	54,863	222,603
Deferred revenue	237,605	168,728
Current portion of operating lease liability	20,980	20,980
Total current liabilities	371,441	568,980

Loan payable	48,791	30,032
Operating lease liability- net of current portion	7,333	19,903
Total liabilities	427,565	618,913

Commitments and contingencies	--	--

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,692,824	6,595,380
Accumulative other comprehensive income	85,429	56,430
Accumulated deficit	(6,267,007)	(6,234,210)
Total stockholders’ equity	563,022	469,376
Total Liabilities and Stockholders’ Equity	$990,587	$1,088,289

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS PERIODS ENDING APRIL 30, 2021 AND 2020

(Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Revenue	$447,972	$419,043	$886,038	$838,525

Operating Expenses:
General & administrative expenses	415,092	400,306	863,098	831,432
Depreciation	655	600	1,296	1,227
Income (loss) from operations	32,225	18,137	21,644	5,866

Other Income: (expense)
Other income (expense)	8,187	1	19,809	4
Currency exchange	(31,497)	42,515	(74,250)	46,302
Total other income	(23,310)	42,516	(54,441)	46,306

Income (loss) before taxes	8,915	60,653	(32,797)	52,172

Income refund	--	16,002	--	16,002

Net income (loss)	8,915	76,655	(32,797)	68,174

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Net income (loss) to common shareholders	6,010	73,750	(38,607)	62,364

Foreign currency translation adjustment	20,363	(35,241)	28,999	(40,890)

Comprehensive income (loss)	$26,373	$38,509	$(9,608)	$21,474

Net income (loss) per share to common shareholders-basic	$0.00	$0.00	$(0,00)	$0.00
Net income (loss) per share to common shareholders-diluted	$0.00	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding -basic	51,576,122	51,576,122	51,576,122	51,576,122
Weighted average common shares outstanding diluted	59,493,772	59,493,772	51,576,122	59,493,772

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2021 AND 2020

(Unaudited)

	Common		Preferred		Series B Preferred		Additional		Accumulated Other	Total
	Stock		Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Stock option expense	--	---	--	--	--	--	67,285	--	--	67,285
Change due to currency translation	--	--	--	--	--	--	--	--	(5,649)	(5,649)

Net loss	----	--	---	--	--	--	--	(8,481)	--	(8,481)

Balance at January 31, 2020	51,576,122	51,577	5,000	5	193,661	193,661	6,259,761	(5,931,358)	59,823	633,469
Stock option expense							47,384			47,384
Change due to currency translation									(35,241)	(35,241)

Net loss								76,655		76,655

Balance at April 30, 2020	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,307,145	$(5,854,703)	$24,582	$722,267

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expense	--	--	---	--	--	--	48,703	--	--	48,703
Change due to currency translation	--	--	--	--	----		--	--	8,636	8,636

Net Loss	--	--	--	--	--	--	--	(41,712)	--	(41,712)

Balance at January 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,644,083	(6,275,922)	65,066	485,003
Stock option expense	--	--	--	--	--	--	48,741	--	--	48,741
Change due to currency translation	--	--	--	--	--	--	--	--	20,363	20,363

Net loss	--	--	--	--	--	--	--	8,915	--	8,915

Balance at April 30, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,692,824	$(6,267,007)	$85,429	$563,022

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32,797)	$68,174
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,296	1,227
Option based compensation	97,444	114,669
Non-cash lease expense	12,570	14,619
Changes in operating assets and liabilities:
Accounts receivable	(168,374)	(8,012)
Accounts payable and accrued expenses	(98,675)	(44,364)
Accrued liabilities – related parties	(167,740)	(76,821)
Prepaid expenses and other assets	11,007	8,987
Operating lease liability	(12,570)	(12,020)
Deferred income	68,877	(20,747)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(288,962)	45,712

NET CASH USED IN INVESTING ACTIVITIES
Cash paid for the purchase of fixed assets	--	(6,023)
NET CASH USED IN INVESTING ACTIIVITIES	--	(6,023)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from Canadian loan activity	15,678	28,717
NET CASH PROVIDED BY FINANCING ACTIVITY	15,678	28,717

Effect of exchange rate changes on cash and cash equivalents	30,914	(43,042)

Net increase (decrease) in cash and cash equivalents	(242,370)	25,364

Cash and cash equivalents, beginning of period	816,798	700,410
Cash and cash equivalents, end of period	$574,428	$725,774

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of right to use asset and operating liability	$--	$68,584

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement and recorded a right to use asset and operating lease liability of $68,584 as of November 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of the policy did not have a cumulative impact on retained earnings.

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six months periods ended April 30, 2021 and 2020, the revenue by product line is as follows:

Category	Percentage	2021	Percentage	2020
Product sales	70%	619,312	71%	597,528
Support	28%	252,419	28%	231,804
Cloud & Other	1%	14,307	2%	9,193
Total	100%	886,038	100%	838,525

The Company sells its products on a worldwide basis. During the six months periods ended April 30, 2021 and 2020 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2021	Percentage	2020
North America	37%	329,836	40%	332,451
Europe	40%	353,243	32%	264,641
Asia	9%	81,807	13%	109,015
South America	3%	25,430	4%	37,269
Other	11%	95,972	11%	95,149
Total	100%	886,038	100%	838,525

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2021.

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

During the six month period ended April 30, 2021, the Company recognized $97,444 of option expense. The unrecognized future balance to be expensed over the term of the options is $229,866.

The following sets forth the options granted and outstanding as of April 30, 2021:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.50	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at October 31, 2020	7,917,650	0.15	6.16	$5,765,680	$3,627,845
Granted	41,250	0.64	9.63	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at April 30, 2021	7,958,900	0.17	5.56	6,005,750	$10,033,110

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2021	$10,660
2022	$21,321
Total lease payments	$31,981
Less present value discount	(3,668)
28,313
Less operating lease short term	(20,980)
Operating lease liability, long term	$7,333

Under the new standards the lease has been determined to be a right to use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right to use lease” offset by a liability labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 8% interest rate for the present value calculation. During the six months ended April 30, 2021 the asset was amortized by $12,570 and liability was reduced by $12,570.

NOTE 7 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Four resellers accounted for 49% of revenue in the three-month period ended April 30, 2020, and three resellers accounted for 49% of revenue in the same period in 2021. Four resellers accounted for 48% of revenue in the six-month period ended April 30, 2020, and four resellers accounted for 48% of revenue in the same period in 2021. In the three-month period ended April 30, 2020, two end user customers were each responsible for more than 10% of revenue. In the same period in 2021 two end user customers were each responsible for more than 10% of revenue. In the six-month period ended April 30, 2020, no end user customers were responsible for more than 10% of our revenues. In the same period in 2021, no end user customers were responsible for more than 10% of our sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.

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

The Company has evaluated subsequent events to determine events occurring after April 30, 2021 through June 14, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

RESULTS OF OPERATIONS

For the three and six months periods ended April 30, 2020, revenue was $419,482 and $838,525 compared to $447,972 and $886,038 for the same periods in 2021. Revenue increased for the six month period ended April 30 , 2021 over the same period in 2020 by 5.67%. The increase in revenue for the six months period ended April 30, 2021 is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition, which has contributed to the increase in Cogent’s sales.

General and administrative expense, including depreciation, was $400,906 and $832,659 for the three and six month periods ended April 30, 2020 compared to $415,747 and $864,394 for the same periods in 2021. The increase in general and administrative expenses for the three and six month periods ended April 30, 2021 resulted from increased employment expenditures over the same period in 2020.

For the three and six month periods ended April 30, 2020, the Company reported an operating income of $18,137 and $5,866 compared to operating income of $32,225 and $21,644 for the same periods in 2021. The increase of operating income during the three and six month periods ended April 30, 2021 over the same periods in 2020 is attributable to higher revenue in 2021 compared to 2020.

Other income and expense for the three and six month periods ended April 30, 2020, was other income of $42,516 and $46,306 compared to other loss of $23,310 and $54,441 for the same period~~s~~ in 2021. The amount of change in both periods was due to the effect of currency exchange.

Net income before and after income taxes of $60,653 and $52,172 was reported for the three and six month periods ended April 30, 2020, compared to net income before and after income taxes of $8,915 and net loss of $32,797 for the same periods in 2021. The higher net loss for the three month period in 2021 can be attributed primarily to the change in currency from a gain of $42,515 to a loss of $31,497 or a negative change of $74,012.

The Company reported comprehensive income of $38,509 and $21,474 for the three and six month periods ended April 30, 2020 compared to a comprehensive income of $26,373 and comprehensive loss of $9,608 for the same periods in 2021. The comprehensive loss is an adjustment to net loss with accrued preferred stock dividends and foreign currency translation adjustments along with taxes taken into account.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2021, Skkynet had current assets of $950,238 and current liabilities of $371,441, resulting in working capital of $578,797 for a current ratio of 2.56 to 1. Accumulated deficit, as of April 30, 2021, was $6,267,007 with total shareholders’ equity of $563,022.

Net cash provided from operating activities for the six months period ended April 30, 2020, was $45,712 compared to net cash used in operating activities of $288,962 for the same period in 2021.

The increase in cash used in operating activities for the six months period ended April 30, 2021 over the same period in 2020 was primarily due to an increase in accounts receivable of $168,374, reduction in accounts payable and accrued expenses of $43,812 plus a large reduction of $222,603 in accrued liabilities to related parties.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 14, 2021	By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden,
Chief Financial Officer
(Duly Authorized Principal Financial Officer)

