Form 10-Q
period 2021-07-31
Skkynet Cloud Systems, Inc.
filed 2021-09-13
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐     TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2233 Argentia Road Suite 306. Mississauga, ON, Canada L5N 2X7
(Address of principal executive offices)

(888) 628-2028
(Issuer's telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: ☒     No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒     No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As September 13, 2021, there were 51,576,122 shares of Common Stock of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	October 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$753,224	$816,798
Accounts receivable	260,005	194,263
Receivable related parties	6,661	6,264
Prepaid expenses	12,983	17,916
Total current assets	1,032,873	1,035,241

Property and equipment, net of accumulated depreciation of $84,897 and $82,919 respectively	11,020	12,165
Right of use asset	22,213	40,883
Total Assets	$1,066,106	$1,088,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$71,102	$156,668
Accrued liabilities – related party	123,899	222,603
Deferred revenue	210,760	168,728
Current portion of operating lease liability	20,980	20,980
Total current liabilities	426,740	568,980

Loan payable	48,159	30,032
Operating lease liability- net of current portion	1,233	19,903
Total liabilities	476,132	618,913

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,741,565	6,595,380
Accumulative other comprehensive income	79,129	56,430
Accumulated deficit	(6,282,497)	(6,234,210)
Total stockholders’ equity	589,973	469,376
Total Liabilities and Stockholders’ Equity	$1,066,106	$1,088,289

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS PERIODS ENDING JULY 31, 2021 AND 2020

 (Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Revenue	$497,375	$316,918	$1,383,414	$1,155,443
Cost of goods	-	-	-	1,214

Gross profit	497,375	316,918	1,383,414	1,154,229

Operating Expenses:
General & administrative expenses	482,482	371,006	1,345,590	1,201,131
Depreciation	691	604	1,978	1,831
Income (loss) from operations	14,202	(54,692)	35,846	(48,733)

Other Income (expense)
Other income (expense)	5,590	29,671	25,399	29,671
Gain (loss) on currency exchange	8,543	(35,763)	(65,707)	10,539
Accrued dividends – related party	(69,720)		(69,720)
Total other income (loss)	(55,587)	(6,092)	(110,028)	40,210

Income (loss) before taxes	(41,385)	(60,784)	(74,182)	(8,423)

Income tax refund	25,895	-	25,895	15,913

Net income (loss)	(15,490)	(60,784)	(48,287)	7,390

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Net income (loss) to common shareholders	(18,395)	(63,689)	(57,002)	(1,325)

Foreign currency translation adjustment	(6,300)	29,186	22,699	(11,704)

Comprehensive income (loss)	$(24,695)	$(34,503)	$(34,303)	$(13,029)

Net income (loss) per share to common shareholders-basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding -basic	51,576,122	51,576,122	51,576,122	51,576,122

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31 2021 AND 2020

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Stock option expense	-	-	-	-	-	-	67,285	-	-	67,285
Change due to currency translation	-	-	-	-	-	-	-	-	(5,649)	(5,649)

Net loss	-	-	-	-	-	-	-	(8,481)	-	(8,481)

Balance at January 31, 2020	51,576,122	51,577	5,000	5	193,661	193,661	6,259,761	(5,931,358)	59,823	633,469
Stock option expense							47,384			47,384
Change due to currency translation									(35,241)	(35,241)

Net loss								76,655		76,655

Balance at April 30, 2020	51,576,122	51,577	5,000	5	193,661	193,661	6,307,145	(5,854,703)	24,582	722,267
Stock option expense	-	-	-	-	-	-	47,384	-	-	47,384
Change due to currency translation	-	-	-	-	-		-	-	29,186	29,186

Net loss	-	-	-	-	-	-	-	(60,784)	-	(60,784)

Balance at July 31, 2020	51,577,122	$51,577	5,000	$5	193,661	$193,661	$6,354,529	$(5,915,487)	$53,768	$738,053

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expense	-	-	-	-	-	-	48,703	-	-	48,703
Change due to currency translation	-	-	-	-	-		-	-	8,636	8,636

Net Loss	-	-	-	-	-	-	-	(41,712)	-	(41,712)

Balance at January 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,644,083	(6,275,922)	65,066	485,003
Stock option expense	-	-	-	-	-	-	48,741	-	-	48,741
Change due to currency translation	-	-	-	-	-	-	-	-	20,363	20,363

Net income (loss)	-	-	-	-	-	-	-	8,915	-	8,915

Balance at April 30, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,692,824	$(6,267,007)	$85,429	$563,022
Stock option expense	-	-	-	-	-	-	48,741	-	-	48,741
Change due to currency translation	-	-	-	-	-	-	-	-	(6,300)	(6,300)

Net income (loss)	-	-	-	-	-	-	-	(15,490)	-	(15,490)

Balance at July 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,741,565	$(6,282,497)	$79,129	$589,973

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(48,287)	$7,390
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,987	1,831
Option based compensation	146,185	162,053
Non-cash lease expense	18,670	15,510
Changes in operating assets and liabilities:
Accounts receivable	(65,742)	7,656
Accounts payable and accrued expenses	(85,566)	(40,850)
Accrued liabilities – related parties	(99,101)	(76,821)
Prepaid expenses and other assets	4,933	6,443
Operating lease liability	(18,670)	(15,510)
Deferred income	42,032	16,686
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(103,559)	84,388

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from Canadian loan activity	15,678	28,717
NET CASH PROVIDED BY FINANCING ACTIVITY	15,678	28,717

Effect of exchange rate changes on cash and cash equivalents	24,307	(16,646)

Net increase (decrease) in cash and cash equivalents	(63,574)	96,459

Cash and cash equivalents, beginning of period	816,798	700,410
Cash and cash equivalents, end of period	$753,224	$796,869

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of right to use asset and operating liability	$-	$62,869

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

NOTE 3 - REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine months period ended July 31, 2021 and 2020, the revenue by product line is as follows:

Category	Percentage	2021	Percentage	2020
Product sales	71%	977,945	69%	797,967
Support	28%	383,164	30%	346,505
Cloud & Other	1%	22,305	1%	10,971
Total	100%	1,383,414	100%	1,155,443

The Company sells its products on a worldwide basis. During the nine months period ended July 31, 2021 and 2020 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2021	Percentage	2020
North America	36%	494,135	46%	417,279
Europe	40%	546,650	35%	398,546
Asia Pacific	13%	174,041	13%	152,730
South America	1%	32,869	4%	50,188
Middle East-Africa/Other	10%	135,718	12%	136,700
Total	100%	1,383,414	100%	1,155,443

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2021.

As of July 31, 2021 the outstanding liabilities due related parties was $123,899.

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

During the nine month period ended July 31, 2021, the Company recognized $146,185 of option expense. The unrecognized future balance to be expensed over the term of the options is $181,125.

The following sets forth the options granted and outstanding as of July 31, 2021:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.50	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at October 31, 2020	7,917,650	0.15	6.16	5,765,680	$3,627,845
Granted	41,250	0.64	9.63	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at July 31, 2021	7,958,900	0.17	5.31	6,005,750	$6,910,038

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2021	$5,330
2022	$21,321
Total lease payments	$26,651
Less present value discount	(4,438)
22,213
Less operating lease short term	(20,980)
Operating lease liability, long term	$1,233

Under the new standards the lease has been determined to be a right to use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right to use lease” offset by a liability labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 8% interest rate for the present value calculation. During the nine months ended July 31, 2021 the asset was amortized by $18,670 and liability was reduced by $18,670.

NOTE 7 - MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Five resellers accounted for 51% of revenue in the three-month period ended July 31, 2020, and nine resellers accounted for 50% of revenue in the same period in 2021. Five resellers accounted for 51% of revenue in the nine-month period ended July 31, 2020, and six resellers accounted for 50% of revenue in the same period in 2021. In the three-month period ended July 31, 2020,no end user customer was responsible for more than 10% of our revenue. In the same period in 2021, no end user customer was responsible for more than 10% of revenue. In the nine-month period ended July 31, 2020, no end user customer was responsible for more than 10% of our revenues. In the same period in 2021, no end user customer was responsible for more than 10% of revenue. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.

NOTE 8 - LOANS PAYABLE

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

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2021 through September 8, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

ITEM2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three and nine months periods ended July 31, 2021, revenue was $497,375 and $1,383,414 compared to $316,918 and $1,155,443 for the same periods in 2020. Revenue increased for the nine month period ended July 31 2020 over the same period in 2020 by 19.7%. The increase in revenue for the nine months period ended July 31, 2021 is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition, which has contributed to the increase in Cogent’s sales.

General and administrative expense, excluding depreciation, was $482,482 and $1,345,590 for the three and nine month periods ended July 31, 2021 compared to $371,006 and $1,201,131 for the same periods in 2020. The increase in general and administrative expenses for the three and nine month periods ended July 31, 2021 resulted from increased employment expenditures over the same period in 2020. Depreciation for the three and nine months ended July 31, 2021 were $691 and $1,978 compared to $604 and $1,831 for the same periods in 2020.

For the three and nine month periods ended July 31, 2021, the Company reported an operating income of $14,202 and $35,846 compared to operating losses of $54,692 and $48,733 for the same periods in 2020. The increase of operating income during the three and nine month periods ended July 31, 2021 over the same periods in 2020 is attributable to higher revenue in 2021 compared to 2020.

Other income and expense for the three and nine month periods ended July 31, 2021, was other loss of $55,587 and $110,028 compared to other loss of $6,092 and other income of $40,210 for the same periods in 2020. The amount of change in both periods was due to the effect of currency exchange along with an accrual of $69,720 in dividends during the three and nine months period in July 31, 2021.

Net loss  before income taxes of $15,490 and $48,287, respectively, was reported for the three and nine  month periods ended July 31, 2021, compared to net loss  before and after income taxes of $60,784 and net income of $7,390, respectively, for the same periods in 2020. The higher net income for the three and nine month periods in 2021 can be attributed primarily to increased revenue in 2021 over 2020

The Company reported comprehensive losses of $24,695 and $34,303, respectively, for the three and nine month periods ended July 31, 2021, respectively, compared to a comprehensive losses of $34,503 and $13,029 for the same periods in 2020. The comprehensive income and  loss is an adjustment to net income and loss with the preferred stock dividends and foreign currency translation adjustments along with taxes taken into account during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2021, Skkynet had current assets of $1,032,873 and current liabilities of $426,740, resulting in working capital of $606,133 for a current ratio of 2.42 to 1. Accumulated deficit, as of July 31, 2021, was $6,212,777 with total shareholders’ equity of $589,973.

Net cash used in operating activities for the nine months period ended July 31, 2021, was $103,559 compared to net cash provided from operating activities of $84,388 for the same period in 2020. The increase in cash used in operating activities for the nine months period ended July 31, 2021 over the same period in 2020 was primarily due to an increase in accounts receivable of $65,742, reduction in accounts payable and accrued expenses of $85,566 plus a reduction of $22,280 in accrued liabilities to related parties.

Net cash received in financing activities was US$15,708 (CDN$20,000) received from the Canadian Emergency Business Account.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKKYNET CLOUD SYSTEMS INC.

Date: September 13, 2021	By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden,
Chief Financial Officer (Duly Authorized Principal Financial Officer)

