Form 10-K
period 2021-10-31
Skkynet Cloud Systems, Inc.
filed 2022-01-26
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2233 Argentia Road/ Suite 306, Mississauga, ON Canada L5N 2X7

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (888) 628-2028

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

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2021 was 15,816,000 with a market value of $22,221,480. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 26, 2022, was 51,576,122 plus 193,661 of Series B preferred shares.

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

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

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

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies1, and how it will transform the industrial workforce2. Of the nine new technologies, several fit within the scope of Skkynet’s core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration. Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over networks. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time. We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives.

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

____________

1 https://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

2 https://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had $1,830,459 in annual revenues from its operations for its fiscal year ended October 31, 2021 and $1,502,483 in annual revenues for the fiscal year ended October 31, 2020.

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

Our business

We are an industrial middleware vendor that has specialized in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high speed redundancy facility and a web-based user interface providing desk-top quality graphics, and more recently, inclusion of high speed storage capabilities. We have patented and patent-pending technologies that address the data transmission problems of data rate, latency, redundancy, and security in Cloud based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet.

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

Skkynet’s award-winning SkkyHub™ service is compatible with our existing DataHub® and Embedded Toolkit (ETK) software. Current customers of our DataHub® software can easily configure it to immediately take advantage of our Cloud services. Our DataHub® software includes applications for all of the following uses:

-	real-time graphical web display of data, which includes collaborative screen development and full permissions-based access;
-

connection to data from OPC (open process control), DDE (dynamic data exchange) and Modbus servers to produce immersive real-time displays to analyze the current status of factory production, embedded systems or financial strategies;

----

connection to data from MQTT clients to connect remote sensors and other Cloud-based services, such as ‘big data’ analytics and Artificial Intelligence applications, offered by Amazon, Microsoft and Google;

-

a feature that enables full data mirroring designed to overcome DCOM (distributed component object models) server issues to permit connection to the most recent data available if a server is temporarily unavailable;

-	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;
-	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system;
-	the ability to provide historical data within Amazon Kinesis, AVEVA Historian, AVEVA Insight, OSIsoft PI and/or InfluxDB, including unique store-and-forward capabilities;
-	data redundancy features; and
-

network system monitoring with the ability to query the operating system it is running on for system status and resource capacity such that this system wide monitoring of critical network resources can help identify problems.

These DataHub® features make our existing customer base a logical first marketing source for the adoption of our Cloud services. We recently launched Skkynet DataHub for Microsoft Azure, which is a fully managed service available within the Azure Marketplace. The Skkynet DataHub service connects seamlessly to Azure IoT Hub for real-time remote monitoring, control, and data logging, as well as offering many of the same features as the standalone DataHub software. Security is based on Skkynet’s patented technology that uses outbound-only connections to ensure that no attack surface is exposed on a local plant network. It requires no IT policy changes, no open inbound firewall ports, no VPNs, and no extra hardware while allowing real-time bi-directional data flow through DMZs and network proxies up to the cloud.

Our SkkyHub™ service provides the following additional functionality and features over the DataHub®:

-	scalable remote networking of industrial SCADA systems and embedded devices in real-time with built-in consolidation of data;
-	lower cost of ownership by not requiring any programing, no software to buy, no additional PC or server hardware to buy;
-	high-speed data throughput with the ability to collect, send, and receive up to 50,000 data changes per second at speeds just a few milliseconds over Internet latency;
-	robust security model, where no inbound connection requests to the SCADA system or embedded device are required;
-	full supports of industry standard SSL encryption protection, and no requirement for virtual private networks (VPNs) or additional security hardware;
-

no changes to the hardware or software of an existing system. Our customers can decide what data to transmit, and how: one-way or bidirectional, where all configuration changes are in the customers’ control;

-

view any connected process in a fully web-based interface, providing immersive graphics and real-time response that replicates or exceeds the performance of traditional human-machine-interfaces (HMIs);

-

granular security permissions so that qualified users can configure security settings to provide read-only access to limited data sets for public use, while giving bi-directional access to insiders. Authorized developers can access the complete online design interface;

-

create and edit screens from any location, all within a standard web browser; no coding or development system is required, and our customers can drag-and-drop desktop-quality graphics to build HMI screens right inside a web browser as it populates and displays data in real-time on the same screen; changes can be deployed to all users instantly;

-

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

Over a seven year period, we, including the historical operations of Cogent, have provided our products and services to more than 2,000 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food& Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators. We are well-diversified across these industries such that cyclical swings in any individual industries does not expose us significantly.

The Company sells to their end-user customers both directly and through resellers. Six resellers accounted for 50% of sales in 2021 and five resellers accounted for 50% of sales in 2020. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In 2021, no end user customers were responsible for more than 10% of our revenues and twenty-six (26) end user customers were responsible for approximately 50% of gross revenue. In 2020, no end user customer was responsible for more than 10% of revenue and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.

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

Industrial automation systems require expertise to configure properly. Generally, the customer has in-house IT expertise regarding its particular process but may have limited experience with our software or the details of communication integration. We offer consulting services to assist customers in configuring their systems and our software to smoothly integrate into their processes. We provide a limited amount of assistance at no charge as part of the sales cycle. Where the customer requires more involved assistance, we offer consulting services at market rates.

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

Our on-premises software is available for download from our website, https://cogentdatahub.com. Our Cloud-based service is available for registration at https://skkynet.com and at the Microsoft Azure Marketplace3. A customer can install and use the on-premises software in demonstration mode for a limited time, after which they can re-start the software to reset the time limit. This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase. Similarly, the Cloud-based service is available to potential customers to sign up and use it for a paid trial to configure and test, as well as other service levels for full system implementations.

To ensure smooth implementation of our software in a customer’s environment we have organized approximately fifty (50) different technical partners and resellers in different geographic areas with whom we cooperate. Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring, and maintenance of our products within their customer base. These technical partners may be listed on our website. We continuously seek to recruit new technical partners. We have made recent progress on partnering with world-class hardware companies such as Microsoft (world’s largest software vendor), Siemens AG (world’s largest industrial automation vendor), AVEVA Group plc (formerly Schneider Electric Software, (the world’s largest industrial software market channel) and Red Lion Controls, part of Spectris plc, (a major industrial hardware vendor, and subsidiary of Spectris plc, a constituent of the FTSE 250 Index).

______________

3 https://azuremarketplace.microsoft.com/en-us/marketplace/apps/cogentreal-timesystemsinc1581352149215.skkynetdatahub

Our service supports potential and existing customers

The nature of our market and our sales style demand timely and thorough customer support both before and after a sale is made. Because a potential customer can download and test our software, we provide service support even before the sale is made. This supplies the customer with a no-risk mechanism for ensuring that the software will work in their system and gives us early feedback from the customer. If the customer has questions or concerns, they are answered immediately, making the subsequent sale and installation process simpler.

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

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software,4 and we also became a Certified Technology Partner to AVEVA where our DataHub software is made available directly from AVEVA’s website for download and evaluation.5,6

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the DataHub and the security model of our SkkyHub service. This is augmented by a product features within ARC email publications, and ARC Forum conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of more approximately 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, Twitter, YouTube and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

We write and publish case studies of successful implementations of our software. These are sometimes produced in cooperation with distributors and are occasionally published in industry trade magazines. We publish white papers on technical subjects and send them to prospects and distributors, as well as distribute them on our website and through trade magazine websites. These activities are focused on education rather than promotion.

Our revenue sources

Our revenue comes from the following sources:

•	Software licensing for industrial automation systems
•	Software licensing for OEM customers
•	Software licensing for financial trading systems
•	Software support program renewals
•	Legacy installation support
•	Custom integration and development
•	Monthly revenue from financial clients of Skkynet’s Vine™
•	SaaS revenue from industrial clients of SkkyHub™
•	SaaS revenue from Skkynet DataHub on Microsoft Azure

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

________

4 https://skkynet.com/siemens/

5 https://skkynet.com/aveva/

6 For example, https://www.aveva.com/en/products/datahub-tunneller-for-opc/

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

We expect the second area of growth to be in the provision of Cloud services for real-time data. This is a market that is still in its formative stages around the world, and our technology is well suited to its development. We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud. Real-time Cloud systems require two components - a local component running at the customer’s site, and a Cloud component running on a managed Cloud infrastructure system. Our software development will focus on improving the security and reducing the friction for users to deploy the local component on their systems. At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows. We rent Cloud server space from Cloud infrastructure providers such as Amazon Web Services and Microsoft Azure, and/or run and maintain our own servers. In the future, we may transition to our own servers as resources permit, and if there is an economic rationale to do so.

We recognize that not all customers will be willing to entrust some of their data transmission to a third party, or to an Internet-based server. In these cases, we offer to deploy our software on private servers managed by the customer or local Cloud infrastructure providers. These “private Cloud” systems will require IT professionals to maintain them and will further require the attention of experts knowledgeable in real-time data systems. We offer our expertise on an ongoing basis to partially or completely manage private Cloud systems on behalf of our customers. For this reason, we are currently working to partner with Cloud infrastructure providers in other countries where there is sensitivity over customer data remaining inside those countries. In 2015, one such partner launched a new private Cloud service, iBRESS™, in Japan, and in December 2017, this partner launched a next-generation Cloud service localized to the Asian markets based on our SkkyHub™ service.

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

A fifth patent family is being prepared to novel methods of multi-device support for certain IoT protocols.

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

ITEM 1A: RISK FACTORS

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our customers, management, support staff and professional advisors. As the Company’s operations, depends on numerous unknown factors, we cannot measure the impact on our operations or financial condition at this point in time.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2021; the Company had 51,576,122 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 5,000 shares are issued and outstanding and 193,661 shares of Series B Preferred issued and outstanding.

 The high and low closing prices are noted below:

Period	High Bid	Low Bid
1st Qtr. 2020	0.63	0.30
2nd Qtr. 2020	0.60	0.40
3rd Qtr. 2020	0.69	0.46
4th Qtr. 2020	0.69	0.49
1st Qtr. 2021	1.63	0.31
2nd Qtr. 2021	2.50	0.75
3rd. Qtr. 2021	1.59	0.80
4th Qtr. 2021	1.19	0.26

As of October 31, 2021, the Company estimates there are approximately 107 “holders of record” of its common stock.

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

Dividends of 6% of the value of $1.00 per share are being accrued on our Series B preferred shares and as of October 31, 2021 the balance due was $72,625.

Unregistered Sale of Equity Securities

During the year ended October 31, 2021 the Company did not issue any common or preferred stock.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenue for the periods indicated:

	For Years Ended October 31,
	2021		2020
Revenue	$1,830,459	100%	$1,506,929	100%
Operating expenses:
General and administrative expense	1,983,596	(108.5)%	1,896,705	(125.9)%
Depreciation	2,624	(0.0)%	2,455	(0.1)%
Income (loss) from operations	(155,761)	(8.5)%	(392,232)	(26.0)%
Other income (expense)	(33,728)	(1.8)%	64,896	4.3%
Net income (loss) before taxes	(189,489)	(10.3)%	(327,337)	(21.7)%
Tax refund	25,901	1.4%	16,004	1.00%
Net income (loss)	$(163,588)	(8.9)%	$(311,333)	(20.7)%

Revenue: For the year ended October 31, 2021, the Company had revenues of $1,830,459 compared to $1,506,929 of revenue for the year ended October 31, 2020. This reflects an increase of $323,530 from 2020 to 2021. Revenue increases can be attributed to the increase of sales in Cogent. During the year ended October 31, 2021, the Company’s deferred revenue was $204,961 compared to a deferred revenue balance of $168,728 as of October 31, 2020, an increase of $36,233. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

General and Administrative Expenses: (G&A) Total general and administrative expenses increased from $1,896,705 in the year ended October 31, 2020 to $1,983,596 for the same period in 2021. This was an increase of $86,891 and as a percent of revenue G&A decreased to 108.5 % in 2021 from 125.9% in 2020. The decrease as a percentage is attributed to higher sales in the Cogent subsidiary in 2021 over 2020.

Depreciation and Amortization: The Company had depreciation of $2,624 in 2021 compared to $2,455 in 2020.

 Other Income (Expense): Other expense totaled $33,728 during the year ended October 31, 2021 compared to other income $64,896 during the same period in 2020. The currency exchange in 2021 was responsible for the change in other income to expense.

Income Tax: During the years ended October 31, 2021 and 2020 the Company and it’s subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the year ended October 31, 2021 the subsidiary received a tax refund of $25,901 compared to $16,004 for the same period in 2020.

Net Loss: The Company recorded a net loss of $163,588 for the year ended October 31, 2021 compared to net loss of $311,333 in 2020, a decrease of $147,745. The increase in sales in the Cogent subsidiary was the key element in the reduction of the net loss in 2021 over 2020.

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

Working Capital: At October 31, 2021, the Company had working capital of $474,340 with current assets of $1,077,299 and current liabilities of $602,959 or a current ratio of 1.79 to 1. The current assets consisted of cash of $797,808, account receivable of $253,359,accounts receivable from related parties of $6,362 and prepaid expense and other receivable of $19,770. The current liabilities of the Company at October 31, 2021 are composed primarily of accounts payable and accrued expenses of $159,840, accrued liabilities to related party of $221,924, deferred revenue of $204,961, plus an operating lease liability of $16,234.

Operating Activities: Net cash used in operating activities during the year ended October 31, 2021 was $60,985 compared to net cash provided of $101,550 for the same period in 2020. This represents a negative change of $162,535. The change in cash flow from operating activities is significant from 2021 to 2020 and due primary to change in accrued liabilities for related parties from 2020 to 2021.

Financing Activities: Net cash provided by financing was $15,678 for the year ended October 31, 2021 compared to net cash provided by financing activities of $28,717 from the proceeds of the Canadian emergency loans.

As of October 31, 2021, the Company had total assets of $1,103,947 and total liabilities of $651,380 compared to $1,088,289 and $618,913, respectively in the same period in 2020. Stockholders’ equity as of October 31, 2021 was $452,567 compared to stockholder’s equity of $469,376 at October 31, 2020

NEED FOR ADDITIONAL FINANCING

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

Revenue recognition

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

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

Revenue for the sale of software both directly to end users and through the distributor and channel partners is recognized upon delivery of the software and code required for the customer to install the software. Maintenance support services are recognized as revenue on a straight-line basis over the service period of the arrangement. Revenue from cloud services is recognized over time (typically, on a monthly basis) as service is provided. Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. As of October 31, 2021 and 2020 the deferred revenue was $204,961 and $168,728, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended October 31, 2021 and 2020 were $204,603 and $ 138,332, respectively.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments- Credit Losses (Topic 326)". The Change in this announcement requires immediate recognition of management’s estimates of current expected losses (CELC). Under the prior model, losses were recognized only as the incurred. The amendment was effective for public Companies for the fiscal years beginning after December 12, 2019. The Company is reviewing the standard on its financial reporting based on the Company’s experience requiring prepayment for it services.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8: FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting during the fourth fiscal period of the year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	58	November 2011	Chairman of the Board of Directors ,CEO & Director
Mr. Paul E. Thomas	47	March 2013	Director, President and Secretary
Mr. Paul Benford	55	March 2013	Director and COO
Mr. Lowell Holden	79		CFO and Treasurer
Mr. Xavier Mesrobian	58		VP Sales & Marketing
Mr. Norman Evans	67	August 2013	Independent Director
Mr. Kenneth W. Jennings	73	August 2013	Independent Director
Mr. John X. Adiletta	73	September 2014	Independent Director

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

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiaries, Cogent, Skkynet (Canada), Skkynet (USA). Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiaries Cogent, Skkynet (Canada) and Skkynet (USA).

Committees of the Board of Directors

The Company has an audit committee comprising Norman Evans (Chair), Kenneth Jennings, and John X Adiletta, each of whom is an “independent” director as determined under the rules of the Exchange Act and NASDAQ and a compensation committee comprising Kenneth Jennings (Chair), John X Adiletta, and Norman Evans. The Company currently does not have a nominating committee.

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

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech (NBIO), PTS, Inc (PTSH), and CFO and director of EMR Technology Solutions Inc. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

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

Conflict of Interest

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 15%, respectively, of their overall business activities to the business of the Company and its subsidiaries. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Board Independence

As currently constituted and applying the rules of NASDAQ, Norman Evans, Kenneth Jennings, and John X Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2021:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Xavier Mesrobin	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past two years:

DIRECTORS and OFFICERS - COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/SARs (#)	LTIP payouts ($)	All other compensation ($)	Total Compensation
Andrew S. Thomas, (1,4,7)	2021	111,340	42,542	-	--	-	--	--	153,882
Chief Executive Officer	2020	126,457	45,046	-	--	-		--	171,503
	2019	105,174	-	--	--	--	--	--	105,174

Paul Benford, (1,7)	2021	111,340	42,542	-	--	-	-	-	153,882
Chief Operating Officer	2020	126,457	31,532	-	--	-	-	-	157,989
	2019	105,241	-	-	--	-	-	-	105,241

Lowell Holden, (2)	2021	48,000	7,755	-	--	-	-	-	55,755
Chief Financial Officer	2020	48,000	10,000	-	--	-	-	-	58,000
	2019	48,000	-	-	--	-	-	-	48,000

Paul E. Thomas, (3,7)	2021	111,340	42,542	-	--	-	-	-	153,882
President	2020	126,457	31,532	-	--	-	-	-	157,989
	2019	105,241	-	-	--	-	-	-	105,241

Xavier Mesrobin.	2021	107,364	21,673	29,301	--	--	--	--	158,338
Vice President Sales(6,7)	2020	100,422	31,157	17,539	--	--	--	--	149.318
	2019	78,997	10,860	--	--	--	29,652	--	119,509

Norman Evans,	2021	--	-	30,000	-	-	-	--	30,000
Director (5)	2020	--	-	30,000	-	-	-	-	30,000
	2019	--	-	30,000	-	-	-	-	30,000

Kenneth Jennings,	2021	--	--	30,000	--	--	--	--	30,000
Director (5)	2020	--	--	30,000	--	--	--	--	30,000
	2019	--	--	30,000	--	--	--	--	30,000

John X Adiletta,	2021	--	--	30,000	--	--	--	--	30,000
Director (5)	2020	--	--	30,000	--	--	--	--	30,000
	2019	-	--	30,000	--	--	--	--	30,000

(1) Mr. Andrew S. Thomas and Mr. Benford each received cash salary paid by Cogent Real-Time Systems Inc. of $111,340 plus bonuses of $42,542, respectively.

(2) Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $48,000 plus a bonus of $7,755 for serving as an officer

(3) Mr. Paul E. Thomas received cash payments of $111,340 for consulting services through LifeCycle IP Management Inc., which he owns, plus a bonus of $42,5422.

(4) Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $46,980 during fiscal year 2021 for services as a Japanese business manager and translator.

(5) Directors fees of $30,000 per year per director were paid in cash to three outside directors.

(6) Mr. Mesrobin was paid in cash $103,346 in salary and $29,301 in commissions plus a bonus of $21,673.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	21,702,000		42.08	769,020
Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,000,000		9.70	431,580
Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,298,000		16.09	491,080
Lowell Holden (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	208,989	(2)	0.40	103.500
Norman Evans (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	245,600		0.48	71,250
Kenneth Jennings (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	123,000		0.24	256,800
John X Adiletta(1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	185,533		0.36	63,750
Xavier Mesrobian (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	24,500		0.00	462,250

All directors and officers as a group	35,787,622		69.35	2,649,230

(1) Denotes officer or director.

(2) Mr. Holden holds 198,989 of his shares directly and 10,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2021, is 7,958,900 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 7,958,900 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.01 to $0.64 per share.

The following table sets forth the option holder as of October 31, 2021:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	806,300
Paul Benford	Officer and Director	512,400
Paul Thomas	Officer and Director	528,900
Lowell Holden	Officer	172,500
Xavier Mesrobian	Officer	1,349,500
Kenneth Jennings	Director	263,100
Norman Evans	Director	77,500
John X Adiletta	Director	67,500
Employees and consultant as a group	--	4,181,200
Total		7,958,900

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	2,041,100
Equity compensation plans not approved by security holders	--	--
Total	10,000,000	--	2,041,100

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the license agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parities, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2021 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were each paid $153,882 as salary and bonus, for the fiscal year ended October 31, 2021 for serving as the CEO and COO of Cogent. Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $46,980 as salary for the fiscal year ended October 31, 2021 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $55,755 during the year ended October 31, 2021 in consulting fees and bonus by the Company

Mr. Paul E. Thomas, the President of the Company was paid $153,882 for services for the fiscal year ended October 31, 2021.

On December 20, 2020, the Company issued 11,250 options to three independent directors.

ITEM 14: PRINCIPPAL ACCOUNTING FEES AND SERVICES

	2021	2020
Audit fees	$31,200	$17,400
Audit related fees	-	--
Tax fees	-	--
All other fees	$-	$--

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

PART IV

 ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2021 and 2020.

(b)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 26, 2022.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 2022.

Signature	Title

/s/ Andrew Thomas	Chairman, Chief Executive Officer
Andrew Thomas	(Principal Executive Officer) and Director

/s/ Paul Thomas	Director, President
Paul Thomas

/s/ Paul Benford	Director and COO
Paul Benford

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Treasurer

/s/ Norman Evans	Director
Norman Evans

/s/Kenneth Jennings	Director
Kenneth Jennings

/s/ John X Adiletta	Director
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. (“the Company”) as of October 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for its software and services, and includes the following:

•	Determination of whether software and services (including installation, maintenance support, and cloud services) are considered distinct performance obligations that should be accounted for separately.

•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

•	Determination of stand-alone selling prices for each distinct performance obligation and for software and services that are not sold separately.

Auditing management’s revenue recognition was highly judgmental due to the significant estimation required for the recognition of revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following, among others:

•	We evaluated management's significant accounting policies related to revenue recognition and reviewed underlying customer invoices for reasonableness of the application of ASC 606.

•	We obtained and read contract source documents for selected revenue invoices and tested management’s treatment of those terms.

•	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue and deferred revenue recognized in the financial statements.

We have served as the Company’s auditor since 2020. Spokane, Washington
January 26, 2022

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$797,808	$816,798
Accounts receivable	253,359	194,263
Receivables - related parties	6,362	6,264
Prepaid	19,770	17,916
Total current assets	1,077,299	1,035,241

Property and equipment, net of accumulated depreciation of, respectively net of depreciation of $91,794 and $82,919	10,414	12,165
Right of use lease asset	16,234	40,883
Total assets	$1,103,947	$1,088,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$159,840	$156,668
Accrued liability - related parties	221,924	222,603
Deferred income	204,961	168,728
Current portion of operating lease liability	16,234	20,980
Total current liabilities	602,959	568,980

Long Term Liability
Loan payable	48,421	30,032
Operating lease liability- net of current portion	-	19,903
Total liabilities	651,380	618,913

Commitment and Contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	194	194
Common stock, $0.001 par value, 70,000,000 authorized, 51,576,122 issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,790,306	6,595,380
Accumulated other comprehensive income (loss)	80,908	56,430
Accumulated deficit	(6,470,423)	(6,234,210)
Total stockholders’ equity	452,567	469,376

Total liabilities and stockholders’ equity	$1,103,947	$1,088,289

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended October 31,
	2021	2020
Revenue	$1,830,459	$1,506,929

Operating expenses:
Salary and wages	702,468	721,762
Consultants	214,654	377,639
Option discount	194,926	209,437
General and administrative expense	871,548	587,868
Depreciation	2,624	2,455
Loss from operations	(155,761)	(392,232)

Other income (expenses):
Other income	258	123
Canadian emergency business relief account	39,385	59,674
Currency exchange	(73,371)	5,099
Total other income (expense)	(33,728)	64,896

Loss before taxes	(189,489)	(327,337)

Income taxes	25,901	16,004

Net loss	(163,588)	(311,333)

Foreign currency translation adjustments	(24,478)	(9,042)

Comprehensive loss	$(188,066)	$(331,995)

Net loss per share to common shareholders, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	51,576,122	51,576,122

 The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2021 AND 2020

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at October 31, 2019	51,576,122	$51,577	5,000	$5	193,661	$193,661	$6,192,476	$(5,922,877)	$65,472	$580,314
Reclassification of preferred shares	--	--			--	(193,467)	193,467	--	--	--
Stock option expense	--	--	--	--	--	--	209,437	--	--	209,437
Change due to currency translation	--	--		--	--	--	--	--	(9,042)	(9,042)

Net loss	--	--	--		--	--	--	(311,333)	--	(311,333)

Balance at October 31, 2020	51,576,122	51,577	5,000	5	193,661	194	6,595,380	(6,234,210)	56,430	469,376
Stock option expenses	--	--	--	--	--	--	194,926	--	--	194,926
Change due to currency exchange	--	--	---	--	--	--	--	--	24,478	24,478
Dividends accrued on Series B preferred shares	--	--						(72,625)	--	(72,625)

Net loss	--	--	--	--	--	--	--	(163,588)	--	(163,588)

Balance at October 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,790,306	$(6,470,423)	$80,908	$452,567

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(163,588)	$(311,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,624	2,455
Option based compensation	194,926	209,437
Non-cash lease expense	24,649	1,986
Changes in operating assets and liabilities:
Accounts receivable	(59,096)	(47,986)
Operating lease liability	(24,649)	(21,986)
Prepaid and other assets	(1,854)	(7,226)
Accounts payable and accrued expense	3,172	59,689
Accrued liability-related party	(73,402)	139,518
Deferred revenue	36,233	56,996
Net cash provided by (used in) operating activities	(60,985)	101,550

Cash flows from financing activities:
Proceeds from loan	15,678	28,717
Net cash provided by financing activities	15,678	28,717

Effect of foreign exchange on cash and cash equivalents	26,317	(13,879)

Net increase (decrease) in cash and cash equivalents	(18,990)	116,879
Cash and cash equivalents- beginning of year	816,798	700,410
Cash and cash equivalents- end of year	$797,808	$816,798

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Dividends accrued on series B preferred shares	$72,625	$-

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada) and Skkynet Inc (US). All material intercompany balances and transactions have been eliminated.

Adjustments of Prior Year Presentation

During the year ended October 31, 2021, the Company accrued $72,625 in dividends for the Series B Preferred shares which had not accrued since their inception of July 15, 2015. The dividends are calculated at 6% of the declared value of the preferred shares which is $1.00 per share.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash deposits are insured up to US$250,000 in  US banks and CDN $100,000 in Canadian banks. The concentration of the Company’s cash deposits at times may exceed the insured amount, leaving the Company exposed to a credit risk on it deposits.

Revenue recognition

In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. As of October 31, 2021 and 2020 the deferred revenue was $204,961 and $168,728, respectively.

Accounts receivable

Accounts receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2021 and October 31, 2020, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended October 31, 2021 and 2020 were $204,603 and $ 138,332, respectively.

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

Foreign currency translation

The Company’s reporting currency is in U.S. dollars. The functional currency of the Company’s foreign operations is their local currency. The financial statements of the Company’s subsidiaries in Canada are translated to U.S. dollars in accordance with ASC 830-30, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date while the income statement accounts are translated using the average exchange rate for the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and diluted net loss per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2021 and 2020, 7,958,900 potentially issuable shares of common stock from stock options have been excluded from the calculation because their effect would be antidilutive to the Company’s net losses. Basic and diluted net income per share is the same due to net losses during both periods.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments- Credit Losses (Topic 326)”. The Change in this announcement requires immediate recognition of management’s estimates of current expected losses (CELC). Under the prior model, losses were recognized only as the incurred. The amendment was effective for public Companies for the fiscal years beginning after December 12, 2019. The Company is reviewing the standard on its financial reporting based on the Company’s experience requiring prepayment for it services.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2021 and 2020:

	2021	2020
Property and equipment	$102,208	$95,084
Less: accumulation depreciation	(91,794)	(82,919)
Net property and equipment	$10,414	$12,165

Depreciation expense totaled $2,624 and $2,455 for the years ended October 31, 2021 and 2020, respectively.

NOTE 4 - INCOME TAXES

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2021, and 2020:

	2021	2020
Income/(Loss) Before Income Taxes	$(262,983)	$(109,561)
Income Tax Recovery	(55,226)	(23,008)
Valuation Allowance	55,226	23,008
	$--	$--

Net Operating Losses	$2,466,386	$2,203,403
Tax Rate	21%	21%

Deferred Tax Assets	517,941	462,715
Valuation Allowance	(517,941)	(462,715)
Net Deferred Tax Assets	$-	$-

The US companies had a net loss of $262,983, and $109,561 for the years ended October 31, 2021 and 2020, respectively. As of October 31, 2021, the US Companies had a net operating loss carry forward of $2,466,386 which can be used to offset future taxable income. Beginning December 31, 2020, 80% of the qualified net operating loss can be carried forward and applied against future net income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2021 and 2020 is as follows:

	2021	2020
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	--%	--%

The US Companies due to their loss have not filed US Corporate tax returns and is subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2021, and 2020:

	2021	2020
Income/(Loss) Before Income Taxes	$24,572	$7,583

Income Tax Expense	6,512	2,009
Valuation Allowance	(6,512)	(2,009)
	$--	$--

Net Operating Losses	$59,050	$76,039
Tax Rate	26.5%	26.5%

Deferred Tax Assets	15,648	20,150
Valuation Allowance	(15,648)	(20,150)
Net Deferred Tax Assets	$--	$--

The Canadian Companies had net income of $24,572 and $ 7,583 for the years ended October 31, 2021 and 2020, respectively. As of October 31, 2021, the Company had a net operating loss carry forward of $76,039 which can be used to offset future taxable income. The carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2021 and 2020 is as follows:

	2021	2020
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5)%	(26.5)%
Effective tax rate	--%	--%

The Canadian Companies have filed corporate tax returns through October 31, 2020 and returns since 2014 are open to examination.

During the years ended October 31, 2021 and 2020 Cogent received tax refunds of $25,901and $16,004, respectively. The refunds are received under a scientific research and development program.

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

On December 15, 2020, the Company issued 41,250 options: 11,250 to three independent directors and 30,000 to three consultants. The options are exercisable into common stock of the Company at $0.64 per share. The Company calculated a fair value of the options of $27,190 using the Black Scholes option pricing model with computed volatility of 201%, risk-free interest rate of 2%, expected dividend yield 0%, stock price at measurement date of $0.68 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

The Company has elected to amortize the options over the vesting period of the option as stock-based compensation. During the year ended October 31, 2021, the Company expensed $194,926 for options. The unrecognized future balance to be expensed over the term of the options is $132,610.

The number of options exercisable as of year ended October 31, 2021 was 6,081,250.

The following sets forth the options granted and outstanding as of October 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2019	7,581,400	0.13	7.19	5,470,540	$1,827,117
Granted	336,250	0.56	9.50	--	--
Exercised	--	--	--
Forfeited	--	--	--	--	--
Outstanding at Year Ended October 31, 2020	7,917,650	0.15	6.16	5,765,680	3,627,845
Granted	41,250	0.64	9.63	--	--
Exercised	-	--	--	--	--
Forfeited	--	--	--	--	--
Outstanding at Yar Ended October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the license agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parities, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payment have been made as of October 31, 2020.

During the years ended October 31, 2021 and 2020 the Company recognized but did not pay dividends of $11,620 each year. The total amount of dividends due the preferred shareholders, $72,625, were accrued in the year ended October 31, 2021.

As of October 31, 2021, and 2020 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2021	2020
Accrued liabilities related parties	$149,299	$222,603
Accrued commissions	-	-
Accrued dividends preferred shares	72,625	-
Total accrued liabilities	$221,924	$222,603

NOTE 7 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers.  Six resellers accounted for 50% of sales in 2021 and five resellers accounted for 50% of sales in 2020.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In 2021, no end user customers were responsible for more than 10% of our revenues and twenty-six (26) end user customers were responsible for approximately 50% of gross revenue.  In 2020, no end user customer was responsible for more than 10% of revenue and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.

NOTE 8 - REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2021 and 2020 was as follows:

	2021		2020
Category	Percent	Amount	Percent	Amount
Software sales	71%	$1,298,692	68%	$1,025,111
Support sales	28%	506,246	31%	459,994
Other sales	1%	25,521	1%	21,824
Total	100%	$1,830,459	100%	$1,506,929

The Company sells its products on a worldwide basis. During the years ended October 31, 2021 and 2020 the Company’s revenue resulted in the following amounts geographically:

	2021		2020
Area	Percent	Amount	Percent	Amount
North America	33%	$605,371	37%	$563,277
Europe	39%	713,564	35%	529,321
Asia Pacific	14%	261,751	13%	197,955
South America	4%	64,778	5%	64,189
Other	10%	184,995	10%	152,187
Total	100%	$1,803,459	100%	$1,506,929

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a gross monthly rental cost including common area charges of $4,097.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU revise the accounting related to lessee accounting. The Company adapted the new accounting pronouncement as of November 19, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of the policy did not have a cumulative impact on retained earnings.

The Company values were calculated using an 8% rate calculated over the remaining term of the lease. The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2022	$21,321
Total lease payments	21,321
Less present value discount	(6,321)
Lease liability	16,234
Less operating lease short term	(16,234)
Operating lease liability, long term	$-

NOTE 10 - LOAN PAYABLE

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

NOTE 11 - EQUITY

The Company’s authorized shares of common stock is 70,000,000 with a par value of $0.001. as of October 31, 2021 the total shares outstanding were 51,762,122.

The Company’s authorized shares of preferred stock is 5,000,000 with a par value of $0.001. On March 31, 2012 the Company issued 5,000 shares of Series A preferred stock at $0.001 per share with a value of $5 as founders to two related parties. The preferred shares contain certain voting rights allowing the holders of the shares to elect a majority of the Board of Directors until December 31, 2016 at which time the rights expired.

On July 31, 2015, the Company authorized 500,000 shares of Series B preferred with a stated value of $1,00 per share and an annual dividend of 6% of the stated value of the Company. As of October 31, 2021 the outstanding shares of Series B were 193,661 with accrued dividends of $72,625. The preferred shares may be convertible into common stock by dividing the state price of the preferred shares by the VWAP value of the common stock on July 31, 2015.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after October 31, 2021 through January 26, 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

