Form 10-Q
period 2022-01-31
Skkynet Cloud Systems, Inc.
filed 2022-03-14
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As March 14, 2022, there were 51,576,122 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$632,919	$797,808
Accounts receivable	314,833	253,359
Receivable related parties	5,835	6,362
Prepaid expenses	15,365	19,770
Total current assets	968,952	1,077,299

Property and equipment, net of accumulated depreciation of $89,645 and $91,794 respectively	9,451	10,414
Right of use asset	10,372	16,234
Total Assets	$988,775	$1,103,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$113,489	$159,840
Accrued liabilities – related party	195,869	221,924
Deferred revenue	216,472	204,961
Current portion of operating lease liability	10,372	16,234
Total current liabilities	536,202	602,959

Loan payable	44,287	48,421

Total liabilities	580,489	651,380

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,839,643	6,790,306
Accumulative other comprehensive income	64,359	80,908
Accumulated deficit	(6,547,492)	(6,470,423)
Total stockholders’ equity	408,286	452,567
Total Liabilities and Stockholders’ Equity	$988,775	$1,103,947

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	For the Three Months Ended January 31,
	2022	2021
Revenue	$477,179	$438,006
Operating Expenses:
General & administrative expenses	576,639	448,006
Depreciation	651	641
Loss from operations	(100,111)	(10,581)

Other Income:
Other income	4,466	11,622
Currency exchange	21,481	(42,753)
Total other income	25,947	(31,131)

Loss before taxes	(74,164)	(41,712)

Income taxes	-	-

Net loss	(74,164)	(41,712)

Foreign currency translation adjustment	(16,549)	8,636

Comprehensive loss	$(90,713)	$(33,076)

Net loss per share to common shareholders	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic and diluted	51,576,122	51,363,022

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expense	--	--	---	--	--	--	48,703	--	--	48,703
Change due to currency translation	--	--	--	--	--	--	--	--	8,636	8,636
Net Loss	--	--	--	--	--	--	--	(41,712)	--	(41,712)

Balance at January 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,644,083	(6,275,922)	65,066	485,003

Balance at October 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,790,306	(6,470,423)	80,908	452,567
Stock option expense	--	--	--	--	--	--	49,337	--	--	49,337
Change due to currency translation	--	--	--	--	--	--	--	--	(16,549)	(16,549)
Dividends accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	---	(2,905)

Net loss	--	--	--	--	--	--	--	(74,164)	--	(74,164)

Balance at January 31, 2022	51,576,122	$51,577	5,000	$5	193,661	$194	$6,839,643	$(6,547,492)	$64,359	$408,286

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,164)	$(41,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	651	641
Option based compensation	49,337	48,703
Non-cash lease expense	5,862	6,348
Changes in operating assets and liabilities:
Accounts receivable	(61,474)	(42,307)
Accounts payable and accrued expenses	73,988	30,842
Accrued liabilities – related parties	(148,772)	(222,603)
Prepaid expenses and other assets	4,405	7,394
Operating lease liability	(5,862)	(6,348)
Deferred income	11,511	(1,818)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(144,538)	(220,860)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from (payment on) Canadian loan activity	(4,433)	15,678
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITY	(4,433)	15,678

Effect of exchange rate changes on cash and cash equivalents	(15,918)	9,371

Net decrease in cash and cash equivalents	(164,889)	(195,811)

Cash and cash equivalents, beginning of period	797,808	816,798
Cash and cash equivalents, end of period	$632,919	$620,987

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on Series B preferred shares	$2,905	$-

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2021 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2021 as reported on Form 10-K, have been omitted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement and recorded a right of use asset and operating lease liability of $68,584 as of November 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of the policy did not have a cumulative impact on retained earnings.

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders equity.

NOTE 3 - REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2022 and 2021 the revenue by product line is as follows:

Category	Percentage	2022	Percentage	2021
Product sales	69%	328,096	71%	310,408
Support	30%	145,739	28%	124,633
Cloud & Other	1%	3,344	1%	3,025
Total	100%	477,179	100%	438,066

The Company sells its products on a worldwide basis. During the three month periods ended January 31, 2022 and 2021 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2022	Percentage	2021
Europe	50%	239,964	44%	191,604
North America	33%	156,020	29%	127,771
Asia	11%	54,724	10%	44,242
Middle East-Africa/Other	4%	18,043	13%	55,277
South America	2%	8,428	4%	19,172
Total	100%	477,179	100%	438,066

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2022.

As of January 31, 2022 the amount due related parties was $195,869 compared to $221,924 as of October 31, 2021.

NOTE 5 - OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

On December 15, 2020, the Company issued 41,250 options of which 11,250 options were issued to three independent directors and 30,000 options were issued to three consultants. The options are exercisable into common stock of the Company at $0.64 per share. The Company calculated a fair value of the options of $27,190 using the Black Scholes option pricing model with computed volatility of 201.22%, risk-free interest rate of 2%, expected dividend yield 0%, stock price at measurement date of $0.64 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the three month period ended January 31, 2022, the Company recognized $49,337 of option expense. The unrecognized future balance to be expensed over the term of the options is $94,928.

The following sets forth the options granted and outstanding as of January 31, 2022:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2020	7,917,650	0.15	6.06	$5,765,680	$3,627,845
Granted	41,250	0.64	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at January 31, 2022	7,958,900	0.15	4.91	$6,112,670	$1,453,884

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2022	$14,214
Total lease payments	$14,214
Less present value discount	(3,842)
Less operating lease short term	(10,372)
Operating lease liability, long term	$-

Under the new standards the lease has been determined to be a right of use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right of use lease” offset by a liability labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 8% interest rate for the present value calculation. During the three months ended January 31, 2022 the asset was amortized by $5,862 and liability was reduced by $5,862.

NOTE 7 - MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through a network of resellers. Four resellers accounted for 52% of sales of which two resellers accounted for 26% and 11% individually in the three-month period ended January 31, 2022. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the three-month period ended January 31, 2022, fourteen end user customers were responsible for approximately 50% of gross revenue and no end user customer was responsible for more than 10% of our revenues. In the same period in 2021, sixteen end user customers were responsible for approximately 50% of gross revenue and no end user customer was responsible for more than 10% of revenues.

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

On February 4, 2022 the Company granted 37,500 options to three directors and four Company personnel. The options are for 10 years and are convertible into common stock at $0.31 per share.

The Company has evaluated subsequent events to determine events occurring after January 31, 2021 through March 14, 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

RESULTS OF OPERATIONS

For the three month period ended January 31, 2022, revenue was $477,179 compared to $438,066 for the same period in 2021. Revenue increased for the three month period ended January 31, 2022 over the same period in 2021 by 8.9%. The increase in revenue for the three month period ended January 31, 2022 is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $576,639 for the three month period ended January 31, 2022 compared to $448,006 for the same period in 2021. The increase in general and administrative expenses for the three month period ended January 31, 2022 over the same period in 2021, resulted from increased expenditures primarily in legal and accounting of $26,700, hired consulting services of $13,800, advertising and promotion of $49,400, computer and internet of$$4,500, and payroll for new hires of $23,200.

For the three month period ended January 31, 2022, the Company reported an operating loss of $100,111 compared to operating loss of $10,581 for the same periods in 2021. The increase of operating loss during the three month period ended January 31, 2022 over the same period in 2021 is attributable to higher general and administrative costs in the period ended January 31, 2022 as noted in the above paragraph compared to 2021.

Other income and expense for the three month period ended January 31, 2022, was other income of $25,947 compared to other loss of $31,131 for the same periods in 2021. The amount of change in both periods was due to the effect of currency exchange.

Net loss before and after income taxes of $74,164 was reported for the three month period ended January 31, 2022, compared to a net loss before and after income taxes of $41,712 for the same period in 2021. The higher net loss for the three month period in 2021 can be attributed to higher general and administrative cost in 2022 compared to the same period in 2021.

Net loss to common shareholders was $77,069 for the three month period ended January 31, 2022 compared to $44,617 for the same period in 2021. The loss includes the expense of dividend for preferred shareholders of $2,905 being accrued for the period ended January 31, 2022.

The Company reported comprehensive loss of $90,713 for the three month period ended January 31, 2022 compared to a comprehensive loss of $33,076 for the same period in 2021. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2022, Skkynet had current assets of $968,952 and current liabilities of $536,202, resulting in working capital of $432,750. Accumulated deficit, as of January 31, 2022, was $6,547,492 with total shareholders’ equity of $408,286.

Net cash used in operating activities for the three month period ended January 31, 2022, was $144,538 compared to net cash used in operating activities of $220,860 for the same period in 2021.

The decrease in cash used in operating activities for the three month period ended January 31, 2022 over the same period in 2021 was primarily due to an, increase in accounts payable offset by a decrease in accrued liabilities to related parties and increased accounts receivable.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A: RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2021.

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

SKKYNET CLOUD SYSTEMS INC.

Date: March 14, 2022	By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden,
Chief Financial Officer
(Duly Authorized Principal Financial Officer)

