Form 10-Q
period 2022-04-30
Skkynet Cloud Systems, Inc.
filed 2022-06-13
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2233 Argentia Road Suite 302. Mississauga, Ontario, Canada L5N 2X7

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

Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As June 13, 2022, there were 51,576,122 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$560,097	$797,808
Accounts receivable	340,181	253,359
Receivable related parties	5,083	6,362
Prepaid expenses	11,488	19,770
Total current assets	916,849	1,077,299

Property and equipment, net of accumulated depreciation of $90,242 and $91,794 respectively	8,881	10,414
Right of use asset	4,626	16,234
Total Assets	$930,276	$1,103,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$60,135	$159,840
Accrued liabilities – related party	111,965	221,924
Deferred revenue	281,886	204,961
Current portion of operating lease liability	4,626	16,234
Total current liabilities	458,612	602,959

Loan payable	36,286	48,421

Total liabilities	494,898	651,380

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 51,576,122 shares issued and outstanding, respectively	51,577	51,577
Additional paid-in capital	6,888,980	6,790,306
Accumulative other comprehensive income	62,974	80,908
Accumulated deficit	(6,568,352)	(6,470,423)
Total stockholders’ equity	435,378	452,567
Total Liabilities and Stockholders’ Equity	$930,276	$1,103,947

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended April 30,		For Six Months ended April 30,
	2022	2021	2022	2021
Revenue	$540,093	$447,972	$1,017,272	$886,038
Operating Expenses:
General & administrative expenses	593,080	415,092	1,169,719	863,098
Depreciation	651	655	1,302	1,296
Income (loss) from operations	(53,638)	32,225	(153,749)	21,644

Other Income:
Other income	26	8,187	4,492	19,809
Currency exchange	(3,710)	(31,497)	17,771	(74,250)
Total other income	(3,684)	(23,310)	22,263	(54,441)

Income (loss) before taxes	(57,322)	8,915	(131,486)	(32,797)

Income taxes refund	39,367	-	39,367	-

Net income (loss)	(17,955)	8,915	(92,119)	(32,797)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Income (loss) to common stockholders	(20,860)	6,010	(97,929)	(38,607)

Foreign currency translation adjustment	1,385	20,363	17,934	28,999

Comprehensive income (loss)	$(19,475)	$26,373	$(79,995)	$(9,608)

Net income (loss) per share to common stockholders- basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net income (loss) per share to common stockholders- diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic	51,576,122	51,576,122	51,576,122	51,576,122
Weighted average common shares outstanding - diluted	51,576,122	59,493,772	51,576,122	51,576,122

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expense	-	-	-	-	-	-	48,703	-	-	48,703
Change due to currency translation	-	-	-	-	-	-	-	-	8,636	8,636

Net Loss	-	-	-	-	-	-	-	(41,712)	-	(41,712)

Balance at January 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,644,083	(6,275,922)	65,066	485,003
Stock option expense	-	-		-	-	-	48,741	-	-	48,741
Change due to currency translation	-	-	-	-	-	-	-	-	20,363	20,363

Net incomes	-	-	-	-	-	-	-	8,915	-	8,915

Balance at April 30, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,692,824	$(6,267,007)	$85,429	$563,022

Balance at October 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,790,306	(6,470,423)	80,908	452,567
Stock option expense	-	-	-	-	-	-	49,337	-	-	49,337
Change due to currency translation	-	-	-	-	-	-	-	-	(16,549)	(16,549)
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(74,164)	-	(74,164)

Balance at January 31, 2022	51,576,122	51,577	5,000	5	193,661	194	6,839,643	(6,547,492)	64,359	408,286
Stock option expense	-	-	-	-	-	-	49,337	-	-	49,337
Change due to currency translation	-	-	-	-	-	-	-	-	(1,385)	(1,385)
Dividends accrued on series B preferred	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(17,955)	-	(17,955)

Balance at April 30, 2022	51,576,122	$51,577	5,000	$5	193,661	$194	$6,888,980	$(6,568,352)	$62,974	$435,378

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,119)	$(32,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,302	1,296
Option based compensation	98,674	97,444
Non-cash lease expense	11,608	12,570
Changes in operating assets and liabilities:
Accounts receivable	(86,822)	(163,374)
Accounts payable and accrued expenses	(99,705)	(98,675)
Accrued liabilities – related parties	(114,490)	(167,740)
Prepaid expenses and other assets	8,282	11,007
Operating lease liability	(11,608)	(12,570)
Deferred income	76,925	68,877
NET CASH USED IN OPERATING ACTIVITIES	(207,953)	(288,962)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from (payment on) Canadian loan activity	(12,135)	15,678
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITY	(12,135)	15,678

Effect of exchange rate changes on cash and cash equivalents	(17,623)	30,914

Net decrease in cash and cash equivalents	(237,711)	(242,370)

Cash and cash equivalents, beginning of period	797,808	816,798
Cash and cash equivalents, end of period	$560,097	$574,428

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on Series B preferred shares	$5,810	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet Corp. (Canada) and Skkynet, Inc. (USA). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

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

NOTE 2- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six month periods ended April 30, 2022 and 2021 the revenue by product line is as follows:

Category	Percentage	2022	Percentage	2021
Product sales	70%	$712,634	70%	$619,312
Support	29%	296,631	28%	252,419
Cloud & Other	1%	8,007	2%	14,307
Total	100%	$1,017,272	100%	$886,038

The Company sells its products on a worldwide basis. During the six month periods ended April 30, 2022 and 2021 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2022	Percentage	2021
Europe	39%	$395,729	40%	$353,243
North America	34%	341,028	37%	329,836
Asia	22%	225,946	9%	81,807
Middle East-Africa/Other	4%	45,465	11%	95,722
South America	1%	9,074	3%	25,430
Total	100%	$1,017,272	100%	$886,038

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2022.

As of April 30, 2022, the amount due related parties was $111,965 compared to $221,924 as of October 31, 2021.

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

On March 14, 2022, the Company granted 3,750 options to three directors. The options are for 10 years and are convertible into common stock at $0.21 per share.

During the six month period ended April 30, 2022, the Company recognized $49,337 of option expense. The unrecognized future balance to be expensed over the term of the options is $45,591.

The following sets forth the options granted and outstanding as of April 30, 2022:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2020	7,917,650	0.15	6.06	5,765,680	$3,627,845
Granted	41,250	0.64	--	--	-
Exercised	--	--	--	--	-
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201
Granted	42,250	0.29	9.50	--	-
Exercised	--	--	--	--	-
Forfeited/Expired by termination	--	--	--	--	-
Outstanding at April 30, 2022	8,001,150	0.15	4.91	6,553,160	$520,618

NOTE 5- LEASES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a new 5-year lease for the Company’s office being effective on August 1, 2017, through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a base monthly rental cost including common area charges of $2,369.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2022	$7,107
Total lease payments	$7,107
Less present value discount	(2,481)
Less operating lease short term	(4,626)
Operating lease liability, long term	$-

Under the new standards the lease has been determined to be a right of use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right of use lease” offset by a liability  labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 8% interest rate for the present value calculation. During the six months ended April 30, 2022, the asset was amortized by $11,608 and liability was reduced by $11,608.

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through a network of resellers. Six resellers accounted for 49% of sales of which one reseller accounted for 26% in the three-month period ended April 30, 2022. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the three-month period ended April 30, 2022, six end user customers were responsible for approximately 50% of gross revenue, with two end user customers responsible for 22% and 13% of revenue, respectively. In the same period in 2021, seven end user customers were responsible for approximately 50% of gross revenue, with two end user customers responsible 17% and 10% of revenue, respectively.

 NOTE 7 – LOANS PAYABLE

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

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after April 30, 2022 through June 14 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), and Skkynet Corp. (“Skkynet (Canada. Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”.

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

RESULTS OF OPERATIONS

For the three and six month periods ended April 30, 2022, revenue was $540,093 and $1,017,272 compared to $447,972 and $886,038 for the same periods in 2021. Revenue increased for the six month periods ended April 30, 2022 over the same period in 2021 by 14.8%. The increase in revenue for the six-month period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $593,080 and $1,169,719 for the three and six month periods ended April 30, 2022 compared to $$415,092 and $863,098 for the same periods in 2021. The increase in general and administrative expenses for the three and six month periods ended April 30, 2022 over the same periods in 2021, resulted from increased expenditures primarily in legal and accounting, hired consulting services, and advertising and promotion.

For the three and six month periods ended April 30, 2022, the Company reported an operating loss of $53,638 and $153,749 compared to operating income of $32,225 and $21,644 for the same periods in 2021. The operating loss during the three- and six-month periods ended April 30, 2022, over the operating income for same periods in 2021 is attributable to higher general and administrative costs in the period ended April 30, 2022, as noted in the above paragraph compared to 2021.

Other income and expense for the three and six month periods ended April 30, 2022, was other expense of $3,684 and other income of $22,263 compared to other loss of $23,310 and $54,441 for the same periods in 2021. The amount of change in both periods was due to the effect of currency exchange.

Net loss after income taxes of $17,955 and $92,119 was reported for the three and six month periods ended April 30, 2022, compared to a net income before and after income taxes of $8,915 and net loss of $32,797 for the same periods in 2021. The higher net loss for the three and six month periods in 2022 can be attributed to higher general and administrative cost in 2022 compared to the same period in 2021. During the three month period ended April 30, 2022 the Company received a tax refund for development of $39,367.

Net loss to common stockholders was $20,860 and $97,929 for the three- and six-month periods ended April 30, 2022, compared to net income of $6,010 and net loss of $38,607 for the same periods in 2021. The loss includes the expense of dividend for preferred stockholders of $5,810 being accrued for the six months period ended April 30, 2022.

The Company reported comprehensive loss of $19,475 and $79,995 for the three and six month periods ended April 30, 2022 compared to a comprehensive income of $26,373 and comprehensive loss of $9,608 for the same periods in 2021. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2022, Skkynet had current assets of $916,849 and current liabilities of $494,898, resulting in working capital of $421,951. Accumulated deficit, as of April 30, 2022, was $6,568,352 with total stockholders’ equity of $435,378.

Net cash used in operating activities for the six month period ended April 30, 2022, was $207,953 compared to net cash used in operating activities of $288,962 for the same period in 2021.

The decrease in cash used in operating activities for the six-month period ended April 30, 2022 over the same period in 2021 was primarily due to an increase in accounts receivable and deferred revenue offset by a decrease of accounts payable and due related parties.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 13, 2022	By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden,
Chief Financial Officer (Duly Authorized Principal Financial Officer)

