Form 10-Q
period 2022-07-31
Skkynet Cloud Systems, Inc.
filed 2022-09-12
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As September 12, 2022, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2022	October 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$672,297	$797,808
Accounts receivable	244,613	253,359
Receivable related parties	5,078	6,362
Prepaid expenses	13,908	19,770
Total current assets	935,896	1,077,299

Property and equipment, net of accumulated depreciation of $90,798 and $91,794 respectively	8,148	10,414
Right of use asset	-	16,234
Total Assets	$944,044	$1,103,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$11,758	$159,840
Accrued liabilities – related party	134,990	221,924
Deferred revenue	267,653	204,961
Current portion of operating lease liability	-	16,234
Total current liabilities	414,401	602,959

Loan payable	28,282	48,421

Total liabilities	442,683	651,380

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 and 51,576,122 shares issued and outstanding, respectively	53,145	51,577
Additional paid-in capital	6,939,753	6,790,306
Accumulative other comprehensive income	61,155	80,908
Accumulated deficit	(6,552,891)	(6,470,423)
Total stockholders’ equity	501,361	452,567
Total Liabilities and Stockholders’ Equity	$944,044	$1,103,947

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended July 31,		For Ended Nine Months July 31,
	2022	2021	2022	2021
Revenue	$530,075	$497,375	$1,547,347	$1,383,414

Operating Expenses:
General & administrative expenses	503,419	482,482	1,673,138	1,345,590
Depreciation	641	691	1,943	1,987
Income (loss) from operations	26,015	14,202	(127,734)	35,846

Other Income:
Other income (expense)	1,906	5,590	6,398	25,399
Gain (loss) on currency exchange	(9,555)	8,543	8,216	(65,707)
Accrued dividends-related party	-	(69,720)	-	(69,720)
Total other income (expense)	(7,649)	(55,587)	14,614	(110,028)

Income (loss) before taxes	18,366	(41,385)	(113,120)	(74,182)

Income taxes refund	-	25,895	39,367	25,895

Net income (loss)	18,366	(15,490)	(73,753)	(48,287)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Income (loss) to common stockholders	15,461	(18,395)	(82,468)	(57,002)

Foreign currency translation adjustment	1,819	(6,300)	19,753	22,699

Comprehensive income (loss)	$17,280	$(24,695)	$(62,715)	$(34,303)

Net income (loss) per share to common stockholders- basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share to common stockholders- diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic	52,454,723	51,576,122	51,880,474	51,576,122
Weighted average common shares outstanding - diluted	59,087,173	51,576,122	51,880,474	51,576,122

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expense	-	-	-	-	-	-	48,703	-	-	48,703
Change due to currency translation	-	-	-	-	-	-	-	-	8,636	8,636

Net Loss	-	-	-	-	-	-	-	(41,712)	-	(41,712)

Balance at January 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,644,083	(6,275,922)	65,066	485,003
Stock option expense	-	-		-	-	-	48,741	-	-	48,741
Change due to currency translation	-	-	-	-	-	-	-	-	20,363	20,363

Net incomes	-	-	-	-	-	-	-	8,915	-	8,915

Balance at April 30, 2021	51,576,122	51,577	5,000	5	193,661	194	6,692,824	(6,267,007)	85,429	563,022
Stock option expense	-	-	-	-	-	-	48,741	-	-	48,741
Change due to currency translation	-	-	-	-	-	-	-	-	(6,300)	(6,300)

Net loss	-	-	-	-	-	-	-	(15,490)	-	(15,490)

Balance at July 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,741,565	$(6,282,497)	$79,129	589,973

Balance at October 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,790,306	$(6,470,423)	$80,908	$452,567
Stock option expense	-	-	-	-	-	-	49,337	-	-	49,337
Change due to currency translation	-	-	-	-	-	-	-	-	(16,549)	(16,549)
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(74,164)	-	(74,164)

Balance at January 31, 2022	51,576,122	51,577	5,000	5	193,661	194	6,839,643	(6,547,492)	64,359	408,286
Stock option expense	-	-	-	-	-	-	49,337	-	-	49,337
Change due to currency translation	-	-	-	-	-	-	-	-	(1,385)	(1,385)
Dividends accrued on series B preferred	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(17,955)	-	(17,955)

Balance at April 30, 2022	51,576,122	51,577	5,000	5	193,661	194	6,888,980	(6,568,352)	62,974	435,378
Stock option expense	-	-	-	-	-	-	50,773	-	-	50,773
Change due to currency translation	-	-	-	-	-	-	-	-	(1,819)	(1,819)
Common stock issued for option conversion	1,567,700	1,568	-	-	-	-	-	-	-	1,568
Dividends accrued on series B preferred	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net income (loss)	-	-	-	-	-	-	-	18,366	-	18,366

Balance at July 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,939,753	$(6,552,891)	$61,155	$501,361

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,753)	$(48,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,943	1,987
Option based compensation	149,447	146,185
Non-cash lease expense	16,234	18,670
Changes in operating assets and liabilities:
Accounts receivable	8,746	(65,742)
Accounts payable and accrued expenses	(148,082)	(85,566)
Accrued liabilities – related parties	(94,365)	(99,101)
Prepaid expenses and other assets	5,862	4,933
Operating lease liability	(16,234)	(18,670)
Deferred income	62,692	42,032
NET CASH USED IN OPERATING ACTIVITIES	(87,510)	(103,559)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from exercise of stock options - related parties	1,568	-
Proceeds from (payment on) Canadian loan activity	(20,139)	15,678
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITY	(18,571)	15,678

Effect of exchange rate changes on cash and cash equivalents	(19,430)	24,307

Net decrease in cash and cash equivalents	(125,511)	(63,574)

Cash and cash equivalents, beginning of period	797,808	816,798
Cash and cash equivalents, end of period	$672,297	$753,224

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on Series B preferred shares	$8,715	$-

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

NOTE 2- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine-month periods ended July 31, 2022 and 2021 the revenue by product line is as follows:

Category	Percentage	2022	Percentage	2021
Product sales	70%	1,081,856	71%	$977,945
Support	29%	451,664	28%	383,164
Cloud & Other	1%	13,827	1%	22,305
Total	100%	$1,547,347	100%	$1,383,414

The Company sells its products on a worldwide basis. During the nine-month periods ended July 31, 2022 and 2021 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2022	Percentage	2021
Europe	35%	541,255	40%	546,650
North America	33%	516,211	36%	494,135
Asia Pacific	22%	346,573	13%	174,041
Middle East-Africa/Other	9%	131,276	10%	135,718
South America	1%	12,031	1%	32,869
Total	100%	$1,547,347	100%	$1,383,414

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2022.

During the nine months ended July 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise value of $1,568.

As of July 31, 2022, the amount due related parties was $134,990 compared to $221,924 as of October 31, 2021.

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

On February 4, 2022, the Company granted 37,500 options to three directors and four Company personnel. The options are for 10 years and are convertible into common stock at $0.31 per share.

On March 14, 2022, the Company granted 3,750 options to three directors. The options are for 10 years and are convertible into common stock at $0.28 per share.

On July 1, 2022, the Company granted 200,000 options to 2 consultants. The options are for 10 years and are convertible into common stock at $0.14 per share.

During the nine month period ended July 31 2022, the Company recognized $149,447 of option expense. The unrecognized future balance to be expensed over the term of the options is $171,700.

During the nine months ended July 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise value of $1,568.

 The following sets forth the options granted and outstanding as of July 31, 2022:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2020	7,917,650	0.15	6.06	5,765,680	$3,627,845
Granted	41,250	0.64	9.63	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding at October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201
Granted	241,250	0.17	9.25	-	-
Exercised	(1,567,700)	0.001	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding at July 31, 2022	6,632,450	0.15	4.66	5,025,460	$264,000

NOTE 5 – EQUITY

During the nine months ended July 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise value of $1,568.

NOTE 6- LEASES

The Company leases office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a new 5-year lease for the Company’s office being effective on August 1, 2017, through July 31, 2022. The lease is for approximately 2,210 square feet of office space with a base monthly rental cost including common area charges of $2,369. The lease expired on July 31, 2022 and was not renewed.

Under the new standards the lease has been determined to be a right of use operating lease and is recognized based on the present value of the lease payments over the lease term at the commencement date which upon adoption of ASC 842 the value was determined to be $68,584 which is presented in the balance sheet as an asset labeled “right of use lease” offset by a liability labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 8% interest rate for the present value calculation. During the nine months ended July 31, 2022, the asset was amortized by $16,234 and liability was reduced by $16,234.

NOTE 7 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through a network of resellers. Seven resellers accounted for 50% of sales of which one reseller accounted for 24% in the nine-month period ended July 31, 2022. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the nine-month period ended July 31, 2022, twenty-one end user customers were responsible for approximately 50% of gross revenue, with no end user customers responsible for more than 10% of revenue. In the same period in 2021, nine end user customers were responsible for approximately 50% of gross revenue, with no end user customers responsible for more than 10% of revenue.

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

As of July 31, 2022, the outstanding balance on the notes was $28,282.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2022 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), and Skkynet Corp. (“Skkynet (Canada. Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems, and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium.”

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

RESULTS OF OPERATIONS

For the three and nine month periods ended July 31, 2022, revenue was $530,075 and $1,547,347 compared to $497,375 and $1,383,414 for the same periods in 2021. Revenue increased for the nine month period ended July 31, 2022 over the same period in 2021 by 11.8%. The increase in revenue for the nine-month period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $503,419 and $1,673,138 for the three and nine month periods ended July 31, 2022 compared to $482,482 and $1,345,590 for the same periods in 2021. The increase in general and administrative expenses for the three and the nine month periods ended July 31, 2022 over the same periods in 2021, resulted from increased expenditures primarily in legal and accounting, hired consulting services, and advertising and promotion.

For the three and nine month periods ended July 31, 2022, the Company reported an operating income of $26,015 and operating loss of $127,734 compared to operating income of $14,202 and $35,846 for the same periods in 2021. The operating loss during the nine-month periods ended July 31, 2022 compared to the operating income for same periods in 2021 is attributable to higher general and administrative costs in the period ended July 31, 2022, as noted in the above paragraph compared to 2021.

Other income and expense for the three and nine month periods ended July 31, 2022, was other expense of $7,649 and other income of $14,614 compared to other expense of $55,587 and $110,028 for the same periods in 2021. The amount of change in the period ended July 31, 2022 was due to other income of $6.398 and gain on currency of $8,216 compared to the accrual of dividends on the preferred shares of $69,720 and loss on currency of $65,707, offset by other income of $25,399 for the same period in 2021.

Net income after income taxes of $18,366 and net loss of $73,753 was reported for the three and nine month periods ended July 31, 2022, compared to a net loss after income taxes of $15,490 and $48,387 for the same periods in 2021. The net income for the three month period in 2022 can be attributed higher revenue in 2022 compared to the same period in 2021. The loss for the nine month period ended July 31, 2022 of $73,753 was higher than the net loss of $48,387 for the same period in 2021.This was due to other income of $14,614 in 2022 compared to other expense of $110,028 in 2021, an improvement of $124,642 in 2022 which was offset by loss from operations of $127,734 in 2022 compared to operating income of $35,846 in 2021.

Net income to common stockholders was $15,461 and net loss of $82,468 for the three and nine month periods ended July 31, 2022, compared to net loss of $18,395 and $57,002 for the same periods in 2021. The expense include dividends for preferred stockholders of $8,715 being accrued for the nine month period ended both in July 31, 2022 and 2021.

The Company reported comprehensive income of $17,280 and loss of $62,715 for the three and nine month periods ended July 31, 2022 compared to a comprehensive loss of $24,695 and $34,348 for the same periods in 2021. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2022, Skkynet had current assets of $935,896 and current liabilities of $414,401 resulting in working capital of $521,495. Accumulated deficit, as of July 31, 2022, was $6,552,891. Total stockholders’ equity was $501,361, an improvement in equity from $452,567 at October 31, 2021 of $48,794.

Net cash used in operating activities for the nine month period ended July 31, 2022, was $87,510 compared to net cash used in operating activities of $103,559 for the same period in 2021, an improvement of $16,049.

The decrease in cash used in operating activities for the nine-month period ended July 31, 2022 over the same period in 2021 was primarily due to a decrease in accounts receivable and deferred revenue offset by a decrease of accounts payable and due related parties.

Net cash used in financing activities was $18,571 consisting of cash provided by exercise of options of $1,568 offset by repayment of loan of $20,139.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended July 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise value of $1,568

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

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

Date: September 12, 2022

