Form 10-K
period 2022-10-31
Skkynet Cloud Systems, Inc.
filed 2023-01-27
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2233 Argentia Road/ Suite 302, Mississauga, Ontario Canada L5N 2X7.

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (888) 702-7851

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act  ☐  Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act  ☐ Yes    No ☒

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

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2022 was 15,801,100 with a market value of $2,844,198. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 27, 2023, was 53,143,822 plus 193,661 of Series B preferred shares.

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

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management's assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct, or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

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

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies[1], and how it will transform the industrial workforce[2]. Of the nine new technologies, several fit within the scope of Skkynet’s core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration. Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over networks. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems. By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time. We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives.

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

_____________

1 https://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

2 https://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies. Cogent had $2,151,463 in annual revenues from its operations for its fiscal year ended October 31, 2022 and $1,830,459 in annual revenues for the fiscal year ended October 31, 2021.

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

—	data logging which enables both reading and writing of data with any ODBC (open database connectivity) database such as most Windows and Linux databases;
—	creation of a data bridging interface to permit association of data points in one system with corresponding data points in another control system;

—	the ability to provide historical data within Amazon Kinesis, AVEVA Historian, AVEVA Insight, OSIsoft PI and/or InfluxDB, including unique store-and-forward capabilities;
—	data redundancy features; and
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

The Company, including the historical operations of Cogent, have provided our products and services to more than 2,000 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food& Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators. We are well-diversified across these industries such that cyclical swings in any individual industries does not expose us significantly.

The Company sells to their end-user customers both directly and through resellers. Seven (7) resellers accounted for 50% of sales in 2022 and six (6) resellers accounted for 50% of sales in 2021. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In 2022, no end user customers were responsible for more than 10% of our revenues and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue. In 2021, no end user customer was responsible for more than 10% of revenue and twenty-six (26) end user customers were responsible for approximately 50% of gross revenue.

Our financial customers are typically small to medium sized specialist trading firms or hedge funds targeting specific niches. We have customers working in risk management, futures trading, commodities trading, arbitrage, energy spot trading and other areas. Our software is used as a data transmission middleware allowing the customer’s analysts to apply proprietary algorithms to market data and then to distribute it to their clients at extremely high speed. Our customers in the financial sector are generally reluctant to share the details of their deployments due to competitive concerns, making sales by example more difficult.

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

Our on-premises software is available for download from our product website, https://cogentdatahub.com. Our Cloud-based service is available for registration at https://skkynet.com and at the Microsoft Azure Marketplace 3. A customer can install and use the on-premises software in demonstration mode for a limited time, after which they can re-start the software to reset the time limit. This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase. Similarly, the Cloud-based service is available to potential customers to sign up and use it for a paid trial to configure and test, as well as other service levels for full system implementations.

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

_________________

3 https://azuremarketplace.microsoft.com/en-us/marketplace/apps/cogentrealtimesystemsinc1581352149215.skkynetdatahub

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

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software, 4 and we also became a Certified Technology Partner to AVEVA where our DataHub software is made available directly from AVEVA’s website for download and evaluation.5,6

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the DataHub and the security model of our SkkyHub service. This is augmented by a product features within ARC email publications, and ARC Forum conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of approximately 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, Twitter, YouTube, and blog accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our intellectual property

We have an exclusive license of all of our intellectual property and enhancements thereof, licensed to Cogent Real-Time Systems, Inc., our wholly owned subsidiary, from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment, Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license we have five U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092, 9,667,689 and 10,498,796, Japanese Patent Nos. JP6227249 and JP6314204, and Canadian Patent No. 2,813,076.

The second patent family includes U.S. Patent Serial Nos. 9,100,424, 9,288,272 and 9,762,675 directed towards system and methods for secure real-time cloud services. The system and methods provide a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bi-directionality. The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet. The patent family includes Japanese Patent No. JP6689838 and Canadian Patent Application No. 2,991,685.

A third patent family includes U.S. Patent Serial Nos. 10,462,206 and 10,558,744 for improved methods to network bidirectional real-time data directly from within Microsoft Excel. Corresponding Canadian Patent Application No. 3,062,745 is pending.

A fourth patent family includes U.S. Patent Serial No. 17/239,988 for novel methods for tunnel historical data. Corresponding Canadian Patent Application No. 3,181,369 is pending.

A fifth patent family includes a U.S. provisional application filed to cover novel methods of multi-device support for certain IoT protocols. Corresponding U.S. and international applications will be filed within appropriate timelines.

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

There do not currently appear to be Cloud system companies organized for the purpose of hosting real-time industrial data and connectivity. One company, LogMeIn, Inc. (previously Pachube and then Cosm Ltd.), is providing Cloud storage services for sensor data, but we do not regard them as competitive due to their focus on storage rather than real-time collection and distribution. Cloud infrastructure companies such as Amazon, Microsoft (Azure) and Google offer pre-configured applications or computing platforms for remotely hosting a customer’s IT activities. Their primary purpose is to provide the computing substrate for the customer’s applications. As such, these companies, as presently operated, act as suppliers of computing resources to us, not as competition.

Employees

Currently, other than our five officers, we have seven full time employees and five consultants.

ITEM 1A: RISK FACTORS

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine. This may limit access to our customers, management, support staff and professional advisors. As the Company’s operations depends on numerous unknown factors, we cannot measure the impact on our operations or financial condition at this point in time.

ITEM 1B: UNSOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company principal office address is located at 2233 Argentia Road Suite 302 Mississauga, Ontario Canada L5N 2X7. The office address is leased, on a month-to-month basis, with a monthly cost of CDN $100.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2022; the Company had 53,143,822 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 500,000 are designated as Series B preferred shares, par value $.001. As of October 31, 2022, 5,000 preferred shares were issued and outstanding, and 193,661 shares of Series B Preferred authorized were issued and outstanding.

 The high and low closing prices are noted below:

Period	High Bid	Low Bid
1 st Qtr. 2021	1.63	0.31
2 nd Qtr. 2021	2.50	0.75
3 rd. Qtr. 2021	1.59	0.80
4 th Qtr. 2021	1.19	0.26
1st Qtr. 2022	0.78	0.23
2nd Qtr. 2022	0.38	0.15
3rd Qtr. 2022	0.17	0.11
4th Qtr. 2022	0.29	0.17

As of October 31, 2022, the Company estimates there are approximately 114 “holders of record” of its common stock.

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

Dividends of 6% of the value of $1.00 per share are being accrued on our Series B preferred shares and as of October 31, 2022 the balance due was $84,245.

Unregistered Sale of Equity Securities

During the year ended October 31, 2022 the Company issued 1,567,700 common stock for the exercise of options with a value of $1,568. The company did not issue any preferred stock.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenue for the periods indicated:

	For Years Ended October 31,
	2022		2021
Revenue	$2,156,880	100%	$1,830,459	100%
Operating expenses:
General operating expense	2,214,765	(102.8)%	1,983,596	(108.5)%
Depreciation	2,563	0.0%	2,624	(0.00)%
Income (loss) from operations	(60,448)	(3.0)%	(155,761)	(8.5)%
Other income (expense)	54,463	2.5%	(33,728)	(1,8)%
Net income (loss) before taxes	(5,985)	(0.5)%	(189,489)	(10.3)%
Tax refund	38,743	1.8%	25,901	1.4%
Net income (loss)	32,758	1.5%	$(163,588)	(8.9)%

Revenue: For the year ended October 31, 2022, the Company had revenues of $2,156,880 compared to $1,830,459 of revenue for the year ended October 31, 2021. This reflects an increase of $326,421 from 2021 to 2022. Revenue increases can be attributed to the increase of sales in the Cogent subsidiary. During the year ended October 31, 2022, the Company’s deferred revenue was $281,615 compared to a deferred revenue balance of $204,961 as of October 31, 2021, an increase of $76,654. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized in the future.

Operating Expenses: Total operating expenses, excluding depreciation, increased to $2,214,765 in the year ended October 31, 2022 from $1,983,596 for the same period in 2021. This was an increase of $231,169 and as a percent of revenue G&A decreased to 102.8% in 2022 from 108.5% in 2021. The decrease as a percentage is attributed to higher sales in the Cogent subsidiary in 2022 over 2021.

Depreciation and Amortization: The Company had depreciation of $2,563 in the year ended October 31, 2022 compared to $2,624 in the same period in 2021.

Other Income (Expense): Other income totaled $54,463 during the year ended October 31, 2022 compared to other expense of $33,728 during the same period in 2021. The currency exchange in 2022 of $ 46,675 was a positive change of $120,046 in currency exchange from the same period in 2021. This was the primary reason for the other income in the year ended October 31, 2022 verses other expense in the same period in 2021.

Income Tax: During the years ended October 31, 2022 and 2021 the Company and its subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the year ended October 31, 2022 the subsidiary received a tax refund of $38,743 compared to $25,901 for the same period in 2021.

Net Income (Loss): The Company recorded net income of $32,758 for the year ended October 31, 2022 compared to net loss of $163,588 in 2021, a net positive variance of $196,346. The increase in sales in the Cogent subsidiary was the key element in the result of net income in 2022 over the net loss in 2021.

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

Working Capital: At October 31, 2022, the Company had working capital of $682,644 with current assets of $1,137,936 and current liabilities of $455,292 with a current ratio of 2.50 to 1. The current assets consisted of cash of $729,936, account receivable of $377,491, accounts receivable from related parties of $4,776 and prepaid expense and other receivable of $25,733. The current liabilities of the Company at October 31, 2022 are composed primarily of accounts payable and accrued expenses of $58,202, accrued liabilities to related party of $115,475, deferred revenue of $281,615, plus an operating lease liability of zero.

Operating Activities: Net cash used in operating activities during the year ended October 31, 2022 was $36,021 compared to net cash used of $60,985 for the same period in 2021. This represents a positive change of $24,964. The change in cash flow from operating activities is significant from 2022 to 2021 and due primary to increased sales resulting in net income of $32,758 in 2022 over a net loss of $163,588 in 2021.

Financing Activities: Net cash used in financing was $27,747 for the year ended October 31, 2022 compared to net cash provided by financing activities of $15,678 in 2021. The change results from the proceeds of the Canadian emergency loans in 2021 of $15,678 compared to loan payback of $29,315 in 2022.

As of October 31, 2022, the Company had total assets of $1,144,994 and total liabilities of $474,398 compared to $1,103,947 and $651,380, respectively in the same period in 2021. Stockholders’ equity as of October 31, 2022 was $670,596 compared to stockholder’s equity of $452,567 at October 31, 2021, an increase of $218,029 or 48.2%.

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

Critical Accounting Policies and Recent Accounting Pronouncements

The accounting policies and pronouncements are discussed in the financial footnotes of the Company and should be referenced therein. (See Note -2 Significant Accounting Policies)

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	59	November 2011	Chairman of the Board of Directors ,CEO & Director
Mr. Paul E. Thomas	48	March 2013	Director, President and Secretary
Mr. Paul Benford	55	March 2013	Director and COO
Mr. Lowell Holden	80		CFO and Treasurer
Mr. Xavier Mesrobian	59		VP Sales & Marketing
Mr. Norman Evans	68	August 2013	Independent Director
Mr. Kenneth W. Jennings	74	August 2013	Independent Director
Mr. John X. Adiletta	74	September 2014	Independent Director

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

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March 2012. Since 1983, Mr. Holden owns and operates his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech (NBIO), PTS, Inc (PTSH), and CFO and director of EMR Technology Solutions Inc. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

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

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Independence

As currently constituted and applying the rules of NASDAQ, Norman Evans, Kenneth Jennings, and John X. Adiletta are the members of our Board of Directors that are independent. We are committed to eventually establishing a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Our ability to implement this goal will depend upon the growth of the Company and our ability to attract and compensate strategic persons willing to serve in that function.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2022:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Xavier Mesrobin	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

 ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past two years:

DIRECTORS and OFFICERS – COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Andrew S. Thomas, (1,4,7) hief Executive Officer	2022	132,056	--		-		--	-	132,056
	2021	111,340	42,542		-		--	-	153,882

Paul Benford, (1,7) Chief Operating Officer	2022	132,056	--		-		--	-	132,056
	2021	111,340	42,542		-		--	-	153,882

Lowell Holden, (2) Chief Financial Officer	2022	48,000	--		-		--	-	48,000
	2021	48,000	7,755		-		--	-	55,755

Paul E. Thomas, (3,7) resident	2022	132,056	--		-		--	-	132,056
	2021	111,340	42,542		-		--	-	153,882

Xavier Mesrobin. Vice President Sales(6,7)	2022	104,868	--		33,451		--	--	138,319
	2021	107,364	21,673		29,301		--	--	158,338

Norman Evans, Director (5)	2022	--	-		30,000		-	-	30,000
	2021	--	-		30,000		-	-	30,000

Kenneth Jennings, Director(5)	2022	--	--		30,000		--	--	30,000
	2021	--	--		30,000		--	--	30,000

John X Adiletta, Director(5)	2022	--	--		30,000		--	--	30,000
	2021	--	--		30,000		--	--	30,000

(1)	Mr. Andrew S. Thomas and Mr. Benford each received cash salary paid by Cogent Real-Time Systems Inc. of $132,056, respectively.

(2)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $48,000.

(3)	Mr. Paul E. Thomas received cash payments of $132,056 for consulting services through LifeCycle IP Management Inc., which he owns.

(4)	Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $41,947 during fiscal year 2022 for services as a Japanese business manager and translator.

(5)	Directors fees of $30,000 per year per director were paid in cash to three outside directors.

(6)	Mr. Mesrobin was paid in cash $104,868 in salary and $33,451 in commissions.

(7)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas (2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	22,308,300		41.81	160,000
Paul E. Thomas 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,338,900		10.05	152,000
Paul Benford 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,660,400		16.29	120,000
Lowell Holden (3) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	208,989	(2)	0.39	138,000
Norman Evans (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	245,600		0.46	62,000
Kenneth Jennings (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	308,600		0.58	62,000
John X Adiletta(1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	185,533		0.35	54,000
Xavier Mesrobian (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	86,400		0.00	368,000

All directors and officers as a group	37,342,722		70.27	1,116,000

(1)	Denotes officer or director.
(2)	Mr. Andrew Thomas’s shares are held by Sakura Software, which is owned by Mr. Thomas.
(3)	Mr. Holden holds 198,989 of his shares directly and 10,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2022, is 6,632,450 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 6,632,450 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.001 to $0.64 per share.

The following table sets forth the option holder as of October 31, 2022:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	200,000
Paul Benford	Officer and Director	150,000
Paul Thomas	Officer and Director	190,000
Lowell Holden	Officer	172,500
Xavier Mesrobian	Officer	1,275,000
Kenneth Jennings	Director	81,250
Norman Evans	Director	81,250
John X Adiletta	Director	71,250
Employees and consultant as a group	--	4,411,200
Total		6,632,450

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	3,367,550
Equity compensation plans not approved by security holders	--	--
Total	10,000,000	--	3,367,550

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2022 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were each paid $132,056 as salary for the fiscal year ended October 31, 2022 for serving as the CEO and COO of Cogent. Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $41,947 as salary for the fiscal year ended October 31, 2022 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $48,000 during the year ended October 31, 2022 in consulting fees by the Company

Mr. Paul E. Thomas, the President of the Company was paid $132,056 for services for the fiscal year ended October 31, 2022.

Mr. Xavier Mesrobin was paid in cash $104,868 in salary and $33,451 in commissions for services for the fiscal year ended October 31, 2022.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

	2022	2021
Audit fees	$37,440	$31,200
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2022 and 2021.

(b)

Exhibit Number	Description

(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 27, 2023.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 27, 2023.

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. (“the Company”) as of October 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
•

We obtained an understanding of the process by which accounting estimates are utilized by management in determining when performance obligations are satisfied for the Company’s various revenue streams and how this affects the related recognition of revenue over time.

•	We obtained and read contract source documents for selected revenue invoices and tested management’s treatment of those terms.
•	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue and deferred revenue recognized in the financial statements.

We have served as the Company’s auditor since 2020. Spokane, Washington
January 27, 2023 (05525)

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$729,936	$797,808
Accounts receivable	377,491	253,359
Receivables – related parties	4,776	6,362
Prepaid	25,733	19,770
Total current assets	1,137,936	1,077,299

Property and equipment, net of accumulated depreciation of $94,357 and $91,794, respectively	7,058	10,414
Right of use lease asset	-	16,234
Total assets	$1,144,994	$1,103,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$58,202	$159,840
Accrued liability - related parties	115,475	221,924
Deferred income	281,615	204,961
Current portion of operating lease liability	-	16,234
Total current liabilities	455,292	602,959

Long Term Liability
Loan payable	19,106	48,421
Total liabilities	474,398	651,380

Commitment and Contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	194	194
Common stock, $0.001 par value, 70,000,000 authorized, 53,143,822 and 51,576,122 issued and outstanding, respectively	53,145	51,577
Additional paid-in capital	6,990,526	6,790,306
Accumulated other comprehensive income (loss)	76,011	80,908
Accumulated deficit	(6,449,285)	(6,470,423)
Total stockholders’ equity	670,596	452,567

Total liabilities and stockholders’ equity	$1,144,994	$1,103,947

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2022	2021
Revenue	$2,156,880	$1,830,459

Operating expenses:
Salary and wages	733,475	702,468
Consultants	298,072	214,654
Advertising	479,041	204,603
Option discount	200,220	194,926
General and administrative expense	503,957	666,945
Depreciation	2,563	2,624
Operating expense	(2,217,328)	(1,986,220)

Loss from operations	(60,448)	(155,761)

Other income (expenses):
Other income	1,512	258
Debt recovery	1,914	-
Canadian emergency business relief account	4,362	39,385
Currency exchange	46,675	(73,371)
Total other income (expense)	54,463	(33,728)

Income (loss) before taxes	(5,985)	(189,489)

Income taxes	38,743	25,901

Net income (loss)	32,758	(163,588)

Preferred dividends	(11,620)	-

Income (loss) to common shareholders	21,138	-

Foreign currency translation adjustments	4,897	(24,478)

Comprehensive income (loss)	$26,035	$(188,066)

Net income (loss) per share to common shareholders, basic	$0.00	$(0.00)

Net income (loss) per share to common shareholders, diluted	$0.00	$(0.00)

Weighted average number of shares outstanding, basic	52,194,612	51,576,122

Weighted average number of shares outstanding, diluted	58,827,062	51,576,122

                      The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2022 AND 2021

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at October 31, 2020	51,576,122	$51,577	5,000	$5	193,661	$194	$6,595,380	$(6,234,210)	$56,430	$469,376
Stock option expenses	-	-	-	-	-	-	194,926	-	-	194,926
Change due to currency exchange	-	-	-	-	-	-	-	-	24,478	24,478
Dividends accrued on Series B preferred shares	-	-						(72,625)	-	(72,625)

Net loss	-	-	-	-	-	-	-	(163,588)	-	(163,588)

Balance at October 31, 2021	51,576,122	51,577	5,000	5	193,661	194	6,790,306	(6,470,423)	80,908	452,567
Common stock issued for option exercise	1,567,700	1,568	-	-	-	-	-	-	-	1,568
Stock option expense	-	-	-	-	-	-	200,220	-	-	200,220
Change due to currency exchange	-	-	-	-	-	-	-	-	(4,897)	(4,897)
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	(11,620)	-	(11,620)

Net loss	-	-	-	-	-	-	-	32,758	-	32,758

Balance at October 31, 2022	53,143,822	$1,568	5,000	$5	193,661	$194	$6,990,526	$(6,449,285)	$76,011	$670,596

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$32,758	$(163,588)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	2,563	2,624
Option based compensation	200,220	194,926
Non-cash lease expense	16,234	24,649
Changes in operating assets and liabilities:
Accounts receivable	(124,132)	(59,096)
Operating lease liability	(16,234)	(24,649)
Prepaid and other assets	(5,963)	(1,854)
Accounts payable and accrued expense	(101,638)	3,172
Accrued liability-related party	(116,483)	(73,402)
Deferred revenue	76,654	36,233
Net cash used in operating activities	(36,021)	(60,985)

Cash flows from financing activities:
Proceeds from loan	-	15,678
Repayment of loan	(29,315)	-
Proceeds from exercise of stock options- related parties	1,568	-
Net cash provided by (used in) financing activities	(27,747)	15,678

Effect of foreign exchange on cash and cash equivalents	(4,104)	26,317

Net increase (decrease) in cash and cash equivalents	(67,872)	(18,990)
Cash and cash equivalents– beginning of year	797,808	816,798
Cash and cash equivalents– end of year	$729,936	$797,808

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Dividends accrued on series B preferred shares	$11,620	$72,625

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned.  As of October 31, 2022 and 2021 the deferred revenue was $281,615  and $204,961, respectively.

Accounts Receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2022 and October 31, 2021, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended October 31, 2022 and 2021 were $479,041 and $ 204,603, respectively.

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

Basic and Diluted Net Loss Per Share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2022 and 2021, 6,632,450 and  7,958,900, respectively, of potentially issuable shares of common stock from stock options have been included in the calculations as of October 31, 2022.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments- Credit Losses (Topic 326)". The Change in this announcement requires immediate recognition of management’s estimates of current expected losses (CELC). Under the prior model, losses were recognized only as the incurred. The amendment was effective for smaller reporting Companies for the fiscal years beginning after December 15,2022. The Company is reviewing the standard on its financial reporting based on the Company’s experience requiring prepayment for it services.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2022 and 2021:

	2022	2021
Property and equipment	$101,415	$102,208
Less: accumulation depreciation	(94,357)	(91,794)
Net property and equipment	$7,058	$10,414

Depreciation expense totaled $2,624 and $2,563 for the years ended October 31, 2021 and 2022, respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2022, and 2021:

	2022	2021
Income/(Loss) Before Income Taxes	$163,722	$(262,983)
Income Tax Recovery	39,129	(55,226)
Valuation Allowance	(39,129)	55,226

Net Operating Losses	$2,302,664	$2,466,386
Tax Rate	21%	21%

Deferred Tax Assets	483,559	517,941
Valuation Allowance	(483,559)	(517,941)
Net Deferred Tax Assets	$-	$-

The US companies had a net income  of $163,722, and a net loss $262,983 for the years ended October 31, 2022 and 2021, respectively. As of October 31, 2022, the US Companies had a net operating loss carry forward of $2,302,664 which can be used to offset future taxable income.  Beginning December 31, 2022, 80% of the qualified net operating loss can be carried forward and applied against future net income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2022 and 2021 is as follows:

	2022	2021
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	-%	-%

The US Companies due to their loss have not filed US Corporate tax returns and is subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2022, and 2021:

	2022	2021
Income/(Loss) Before Income Taxes	$(147,658)	$24,572

Income Tax Expense	39,129	6,512
Valuation Allowance	(39,129)	(6,512)

Net Operating Losses	$211,128	$59,050
Tax Rate	26.5%	26.5%

Deferred Tax Assets	54,778	15,648
Valuation Allowance	(54,778)	(15,648)
Net Deferred Tax Assets	$-	$-

The Canadian Companies had net loss of $147,658 and net income of $ 24,572 for the years ended October 31, 2022 and 2021, respectively. As of October 31, 2022, the Company had a net operating loss carry forward of $206,708 which can be used to offset future taxable income.  The carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2022 and 2021 is as follows:

	2022	2021
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5%)	(26.5%)
Effective tax rate	-%	-%

The Canadian Companies have filed corporate tax returns through October 31, 2022 and returns since 2014 are open to examination.

During the years ended October 31, 2022 and 2021 Cogent received tax refunds of $38,743 and $25,901, respectively.  The refunds are received under a scientific research and development program.

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

On February 4, 2022, the Company granted 37,500 options to three directors and four Company personnel. .  The Company calculated a fair value of the options of $11,267 using the Black Scholes option pricing model with computed volatility of 185.85%, risk-free interest rate of 1.80%, expected dividend yield 0%, stock price at measurement date of $0.32 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

On March 14, 2022, the Company granted 3,750 options to three directors. The Company calculated a fair value of the options of $786 using the Black Scholes option pricing model with computed volatility of 185.85%, risk-free interest rate of 1.80%, expected dividend yield 0%, stock price at measurement date of $0.21 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

On July 1, 2022, the Company granted  200,000 options to 2 consultants.  The Company calculated a fair value of the options of $27,922 using the Black Scholes option pricing model with computed volatility of 188%, risk-free interest rate of 1%, expected dividend yield 0%, stock price at measurement date of $0.14 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

The Company has elected to amortize the options over the vesting period of the option as stock-based compensation. During the year ended October 31, 2022, the Company expensed $200,220 for options. The unrecognized future balance to be expensed over the term of the options is $120,930.

During the year ended October 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise  value of $1,568.

The number of outstanding options  as of year ended October 31, 2022 was 6,632,450.

The following sets forth the options granted and outstanding as of October 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at Year Ended October 31, 2020	7,917,650	0.15	6.16	5,765,680	$3,627,845
Granted	41,250	0.64	9.63	--	--
Exercised	-	-	--	--	--
Forfeited	-	-	--	--	--
Outstanding at Yar Ended October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201
Granted	241,250	0.17	9.00	--	--
Exercised	(1,567,300)	0.001	--	--	--
Forfeited/Expired by termination	-	-	--	--	--
Outstanding at October 31, 2022	6,632,450	0.15	4.25	5,100,960	$256,000

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payment have been made as of October 31, 2022.

During the years ended October 31, 2022 and 2021 the Company recognized but did not pay dividends of $11,620 each year. As of the year ended October 31, 2022, the total amount of dividends due to the preferred shareholders was $84,245.

During the year ended October 31, 2022, Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $41,947 for services as a Japanese business manager and translator.

As of October 31, 2022, and 2021 the Company had the following outstanding accrued liabilities due to related parties:

As of October 31,	2022	2021
Accrued liabilities - related parties	$31,230	$149,299
Accrued commissions	-	-
Accrued dividends preferred shares	84,245	72,625
Total accrued liabilities- related parties	$115,475	$221,924

During the year ended October 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise  value of $1,568.

NOTE 7 - MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers.  Seven (7) resellers accounted for 50% of sales in 2022 and six (6) resellers accounted for 50% of sales in 2021.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In 2022, no end user customers were responsible for more than 10% of our revenues and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.  In 2021, no end user customer was responsible for more than 10% of revenue and twenty-six (26) end user customers were responsible for approximately 50% of gross revenue

NOTE 8 - REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2022 and 2021 was as follows:

	2022		2021
Category	Percent	Amount	Percent	Amount
Software sales	70%	$1,511,936	71%	$1,298,692
Support sales	29%	613,512	28%	506,246
Other sales	1%	31,433	1%	25,521
Total	100%	$2,156,880	100%	$1,830,459

The Company sells its products on a worldwide basis.  During the years ended October 31, 2022 and 2021 the Company’s revenue resulted in the following amounts geographically:

	2022		2021
Area	Percent	Amount	Percent	Amount
North America	33%	714,506	33%	$605,371
Europe	35%	746,896	39%	713,564
Asia Pacific	22%	468,105	14%	261,751
South America	3%	71,783	4%	64,778
Other	7%	155,590	10%	184,995
Total	100%	$2,156,880	100%	$1,830,459

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leased office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease terminated on July 31, 2022 and was not renewed. The Company pays CDN $100 per month, on a month per month basis, for the use of an address at the location.

NOTE 10 - LOAN PAYABLE

On April 30, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The note was repaid as of October 31, 2022.

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$15,678 (CDN $20,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. As of October 31, 2022, the note was extended to December 31, 2023.

NOTE 11 - EQUITY

The Company’s authorized shares of common stock is 70,000,000 with a par value of $0.001. as of October 31, 2022 the total shares outstanding were 53,143,822.

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

On July 31, 2015, the Company authorized 500,000 shares of Series B preferred with a stated value of $1.00 per share and an annual dividend of 6% of the stated value of the Company. As of October 31, 2022 the number of outstanding shares of Series B was 193,661 with accrued dividends of $84,245. The preferred shares may be convertible into common stock by dividing the state price of the preferred shares by the VWAP value of the common stock on July 31, 2015.

During year ended October 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise  value of $1,568.

NOTE 12 - SUBSEQUENT EVENTS

On December 9, 2022, the Company issued 137,500 options, 7,500 to three directors and 130,000 to four consultants.  The options have an exercise price of $0.22 per option.

The Company has evaluated subsequent events to determine events occurring after October 31, 2022 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than the ones indicated above.

