Form 10-K/A
period 2022-10-31
Skkynet Cloud Systems, Inc.
filed 2023-02-14
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment-1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

The Company 10-K for the year ended October 31, 2022 and filed January 27, 2023 is being amended to clarify the statements in Item 9A- Controls and Procedures-. Management’s Annual Report on Internal Control Over Financial Reporting. This change does not impact any other part the this 10-K as initially filed.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, management has concluded that the Company’s control over financial reporting is not effective.

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

