Form 10-Q
period 2023-01-31
Skkynet Cloud Systems, Inc.
filed 2023-03-10
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2233 Argentia Road, Suite 302, Mississauga, ONtario, Canada L5N 2X7
(Address of principal executive offices)

(888) 702-7851
(Issuer's telephone number)

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes:  ☒   No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As March 10, 2023, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$767,858	$729,936
Accounts receivable	221,030	377,491
Receivable related parties	4,871	4,776
Prepaid expenses	17,353	25,733
Total current assets	1,011,112	1,137,936

Property and equipment, net of accumulated depreciation of $94,970 and 94,357 respectively	6,579	7,058
Total Assets	$1,017,691	$1,144,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$47,246	$58,203
Accrued liabilities – related party	97,056	115,475
Deferred revenue	280,149	281,615
Total current liabilities	424,451	455,292

Loan payable	14,988	19,106
Total liabilities	439,439	474,398

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,042,809	6,990,526
Accumulative other comprehensive income	81,495	76,011
Accumulated deficit	(6,599,396)	(6,449,285)
Total stockholders’ equity	578,252	670,596
Total Liabilities and Stockholders’ Equity	$1,017,691	$1,144,994

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	For the Three Months Ended January 31,
	2023	2022
Revenue	$492,119	$477,179
Operating Expenses:
Salary and wages	195,727	183,530
Advertising	96,711	89,015
Stock compensation	52,283	49,337
General & administrative expenses	280,630	254,757
Depreciation	613	651
Operating expense	625,964	577,290

Loss from operations	(133,845)	(100,111)

Other Income:
Other income	10	4,466
Currency exchange	(13,371)	21,481
Total other income	(13,361)	25,947

Loss before taxes	(147,206)	(74,164)

Income taxes	-	-

Net loss	(147,206)	(74,164)

Preferred dividends	(2,905)	(2,905)

Income (loss) to common shareholders	(150,111)	(77,069)

Foreign currency translation adjustment	5,484	(16,549)

Comprehensive loss	$(144,627)	$(93,618)

Net loss per share to common shareholders	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic and diluted	53,143,822	51,576,122

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

					Series B Preferred		Additional		Accumulated Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,790,306	$(6,470,423)	$80,908	$452,567
Stock option expense	--	--	--	--	--	--	49,337	--	--	49,337
Change due to currency translation	--	--	--	--	--	--	--	--	(16,549)	(16,549)
Dividends accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	---	(2,905)

Net loss	--	--	--	--	--	--	--	(74,164)	--	(74,164)

Balance at January 31, 2022	51,576,122	51,577	5,000	5	193,661	194	6,839,643	(6,547,492)	64,359	408,286

Balance at October 31, 2022	53,143,822	53,145	5,000	5	193,661	194	6,990,526	(6,449,285)	76,011	670,596
Stock option expense	--	--	--	--	--	--	52,283	--	--	52,283
Change due to currency translation	--	--	--	--	--	--	--	--	5,484	5,484
Dividends on series B preferred shares	--	--	--	--	--	--	--	(2,905)	--	(2,905)

Net loss	--	--	--	--	--	--	--	(147,206)	--	(147,206)

Balance at January 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,042,809	$(6,599,396)	$81,495	$578,252

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,206)	$(74,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	613	651
Option based compensation	52,283	49,337
Non-cash lease expense	-	5,862
Changes in operating assets and liabilities:
Accounts receivable	156,461	(61,474)
Accounts payable and accrued expenses	(10,956)	73,988
Accrued liabilities – related parties	(21,419)	(148,772)
Prepaid expenses and other assets	8,380	4,405
Operating lease liability	-	(5,862)
Deferred income	(1,466)	11,511
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,690	(144,538)

CASH FLOWS FROM FINANCING ACTIVITY
Payment on Canadian loan activity	(4,118)	(4,433)
NET CASH USED IN FINANCING ACTIVITY	(4,118)	(4,433)

Effect of exchange rate changes on cash and cash equivalents	5,350	(15,918)

Net increase (decrease) in cash and cash equivalents	37,922	(164,889)

Cash and cash equivalents, beginning of period	729,936	797,808
Cash and cash equivalents, end of period	$767,858	$632,919

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on Series B preferred shares	$2,905	$2,905

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Skkynet Cloud Systems, Inc. (“Skkynet” or “the Company”) is a Nevada corporation formed on August 31, 2011 and headquartered in Toronto, Canada. Skkynet operates its business through its wholly-owned subsidiaries: Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet Corp. (Canada) and Skkynet, Inc. (USA). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems.  We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2022 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2022 as reported on Form 10-K, have been omitted.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders equity.

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area.  During the three month periods ended January 31, 2023 and 2022 the revenue by product line is as follows:

Category	Percentage	2023	Percentage	2022
Product sales	62%	305,059	69%	328,096
Support	33%	160,237	30%	145,739
Cloud & Other	5%	26,823	1%	3,344
Total	100%	492,119	100%	477,179

The Company sells its products on a worldwide basis.  During the three month periods ended January 31, 2023 and 2022 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2023	Percentage	2022
Europe	37%	179,709	50%	239,964
North America	41%	201,039	33%	156,020
Asia	16%	81,044	11%	54,724
Middle East-Africa/Other	3%	16,765	4%	18,043
South America	3%	13,562	2%	8,428
Total	100%	492,119	100%	477,179

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2023.

As of January 31, 2023, the amount due related parties was $97,056 compared to $115,475 as of October 31, 2022.

NOTE 5- OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

 During the three months period ended January 31, 2023 the Company issued 130,000 options to four consultants, 7,500 to three directors and 100,000 to one officer of the Company. The options are exercisable into common stock of the Company at $0.22 per share. The Company calculated a fair value of the options of  $53,128 using the Black Scholes option pricing model with computed volatility of 192.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock  price at measurement date of $0.22 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the three month period ended January 31, 2023, the Company recognized $52,283 of option expense. The unrecognized future balance to be expensed over the term of the options is $72,837.

 The following sets forth the options granted and outstanding as of January 31, 2023:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201
Granted	241,250	0.17	9.00	--	--
Exercised	(1,567,300)	0.001	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at October 31, 2022	6,632,450	0.15	4.25	5,100,960	$256,000
Granted	237,500	0.22	9.9	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at January 31, 2023	6,869,950	0.15	4.00	5,135,960	$312,000

NOTE 6 – MAJOR CUSTOMERS

The Company sells to its end-user customers both directly and through a network of resellers. Seven resellers accounted for 51% of sales, of which one reseller accounted for 24% in the three-month period ended January 31, 2023. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the three-month period ended January 31, 2023, thirteen end user customers were responsible for approximately 50% of gross revenue and one end user customer was responsible for more than 10% of our revenues. In the same period in 2022, fourteen end user customers were responsible for approximately 50% of gross revenue and no end user customer was responsible for more than 10% of revenues.

 NOTE 7 – LOANS PAYABLE

On April 30, 2020, the Company’s subsidiary, Cogent Systems, issued a two year note for US$15,678 (CDN $20,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining. As of January 31, 2023, the loan had been paid in full.

On December 15, 2020, the Company’s subsidiary, Cogent Systems, issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining. On January 23, 2023 the Company received notice that if CDN $2,600 is paid on the note prior to December 31, 2023, the balance of the note CDN $20,000 will be forgiven.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after January 31, 2023 through filing of this form  that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

OVERVIEW

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates three different lines of business through its wholly-owned subsidiaries: Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), and Skkynet Corp. (“Skkynet (Canada.  Skkynet was established to enhance Cogent’s existing business lines through the integration of Cloud-based systems and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, now referred to by the terms “Industry 4.0” and “Industrial Internet Consortium”.

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

RESULTS OF OPERATIONS

For the three month period ended January 31, 2023, revenue was $492,119 compared to $477,179 for the same period in 2022. Revenue increased for the three month period ended January 31, 2023 over the same period in 2022 by 3.1%.  The increase in revenue for the three month period ended January 31, 2023 is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $625,964 for the three month period ended January 31, 2023 compared to $577,290 for the same period in 2022. The increase in general and administrative expenses for the three month period ended January 31, 2023 over the same period in 2022, resulted from increased expenditures primarily in salaries and payroll of $12,197, Advertising of $7,696, and other general and administrative of $25,873.

For the three month period ended January 31, 2023, the Company reported an operating loss of $133,845 compared to operating loss of $100,111 for the same periods in 2022. The increase of operating loss during the three month period ended January 31, 2023 over the same period in 2022 is attributable to higher marketing. consulting and general and administrative costs in the period ended January 31, 2023 as  compared to the same period in 2022.

Other income and expense for the three month period ended January 31, 2023, was other expense of $13,261 compared to other income of $25,947 for the same periods in 2022. The amount of change in both periods was due to the effect of currency exchange.

Net loss before and after income taxes of $147,206 was reported for the three month period ended January 31, 2023, compared to a net loss before and after income taxes of $74,164 for the same period in 2022. The higher net loss for the three month period in 2023 can be attributed to  higher operating expenses in 2023 compared to 2022. Revenue increased in the three months period ending January 31, 2023 over the same period in 2022  but was not significant  enough to offset the increase in expenses in that period.

Net loss to common shareholders was $150,111 for the three month period ended January 31, 2023 compared to $77,069 for the same period in 2022. The loss includes the expense of dividends for preferred shareholders of $2,905 being accrued for the periods ended January 31, 2023 and 2022.

The Company reported comprehensive loss of $144,627 for the three month period ended January 31, 2023 compared to a comprehensive loss of $93,618 for the same period in 2022. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2023, Skkynet had current assets of $1,011,112 and current liabilities of $424,451, resulting in working capital of $586,661. Accumulated deficit, as of January 31, 2023, was $6,599,396 with total shareholders’ equity of $578,252.

Net cash provided by  operating activities for the three month period ended January 31, 2023, was $36,690 compared to net cash used in operating activities of $144,538 for the same period in 2022.

The positive change  in cash in operating activities for the three month period ended January 31, 2023 over the same period in 2022 was primarily due to a positive net change in accounts receivable of  $217,935.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A:  RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2022.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY INFORMATION

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

EXHIBIT 31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKKYNET CLOUD SYSTEMS INC.

Date: March 10, 2023	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

