Form 10-Q
period 2023-04-30
Skkynet Cloud Systems, Inc.
filed 2023-06-13
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As June 13, 2023, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$770,825	$729,936
Accounts receivable	336,534	377,491
Receivable related parties	4,796	4,776
Prepaid expenses	14,162	25,733
Total current assets	1,126,317	1,137,936

Property and equipment, net of accumulated depreciation of $95,578 and $94,357 respectively	5,868	7,058
Total Assets	$1,132,185	$1,144,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$136,312	$58,202
Accrued liabilities – related party	130,636	115,475
Deferred revenue	349,143	281,615
Total current liabilities	616,091	455,292

Long Term Liability
Loan payable	14,756	19,106
Total liabilities	630,847	474,398

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,056,635	6,990,526
Accumulative other comprehensive income	77,475	76,011
Accumulated deficit	(6,686,116)	(6,449,285)
Total stockholders’ equity	501,338	670,596
Total Liabilities and Stockholders’ Equity	$1,132,185	$1,144,994

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For Three Months Ended April 30,		For Six Months ended April 30,
	2023	2022	2023	2022
Revenue	$625,464	$540,093	$1,117,583	$1,017,272
Operating Expenses:
Depreciation	608	651	1,221	1,302
Salary and wages	307,788	189,640	503,515	373,170
Advertising	123,886	187,507	220,597	276,522
Stock compensation	13,826	49,337	66,109	98,674
General & administrative expenses	296,869	166,596	577,499	421,353
Operating expense	742,977	593,731	1,368,941	1,171,021

Income (loss) from operations	(117,513)	(53,638)	(251,358)	(153,749)

Other (expense):
Other income	50	26	60	4,492
Currency exchange	3,809	(3,710)	(9,562)	17,771
Total other income (expense)	3,859	(3,684)	(9,502)	22,263

Income (loss) before taxes	(113,654)	(57,322)	(260,860)	(131,486)

Income taxes refund	29,839	39,367	29,839	39,367

Net income (loss)	(83,815)	(17,955)	(231,021)	(92,119)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Income (loss) to common stockholders	(86,720)	(20,860)	(236,831)	(97,929)

Foreign currency translation adjustment	(4,020)	1,385	1,464	17,934

Comprehensive income (loss)	$(90,740)	$(19,475)	$(235,367)	$(79,995)

Net income (loss) per share to common stockholders- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic and diluted	53,143,822	51,576,122	53,143,822	51,576,122

 The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,790,306	$(6,470,423)	$80,908	$452,567
Stock option expense	--	--	--	--	--	--	49,337	--	--	49,337
Change due to currency translation	--	--	--	--	--	--	--	--	(16,549)	(16,549)
Dividends accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	---	(2,905)

Net loss	--	--	--	--	--	--	--	(74,164)	--	(74,164)

Balance at January 31, 2022	51,576,122	51,577	5,000	5	193,661	194	6,839,643	(6,547,492)	64,359	408,286
Stock option expense	--	--	---	--	--	--	49,337	--	--	49,337
Change due to currency translation	--	--	--	--	--	--	--	--	(1,385)	(1,385)
Dividends accrued on series B preferred	--	--	--	--	--	--	--	(2,905)	--	(2,905)

Net loss	--	--	--	---	--	--	--	(17,955)	--	(17,955)

Balance at April 30, 2022	51,576,122	51,577	5,000	5	193,661	194	6,888,980	(6,568,352)	62,974	435,378

Balance at October 31, 2022	53,143,822	53,145	5,000	5	193,661	194	6,990,526	(6,449,285)	76,011	670,596
Stock option expense	--	--	--	--	--	--	52,283	--	--	52,283
Change due to currency translation	--	--	--	--	--	--	--	--	5,484	5,484
Dividend on series B preferred	--	--	--	--	--	--	--	(2,905)	--	(2,905)

Net loss	--	--	--	--	--	--	--	(147,206)	--	(147,206)

Balance at January 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,042,809	(6,599,396)	81,495	578,252
Stock option expense	--	--	--	--	--	--	13,826	--	--	13,826
Change due to currency translation	--	--	--	--	--	--	--	--	(4,020)	(4,020)
Dividend on series B preferred	--	--	--	--	--	--	--	(2,905)	--	(2,905)

Net loss	--	--	--	--	--	--	--	(83,815)	--	(83,815)

Balance at April 30, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,056,635	$(6,686,116)	$77,475	$501,338

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,021)	$(92,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,221	1,302
Option based compensation	66,109	98,674
Non-cash lease expense	--	11,608
Changes in operating assets and liabilities:
Accounts receivable	40,957	(86,822)
Accounts payable and accrued expenses	78,110	(99,705)
Accrued liabilities – related parties	9,331	(114,490)
Prepaid expenses and other assets	11,571	8,282
Operating lease liability	--	(11,608)
Deferred income	67,528	76,925
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,806	(207,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) Canadian loan activity	(4,350)	(12,135)
NET CASH USED IN FINANCING ACTIVTIES	(4,350)	(12,135)

Effect of exchange rate changes on cash and cash equivalents	1,433	(17,623)

Net increase (decrease) in cash and cash equivalents	40,889	(237,711)

Cash and cash equivalents, beginning of period	729,936	797,808
Cash and cash equivalents, end of period	$770,825	$560,097

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on Series B preferred shares	$5,810	$5,810

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

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders’ equity.

NOTE 2- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six month periods ended April 30, 2023 and 2022 the revenue by product line is as follows:

Category	Percentage	2023	Percentage	2022
Product sales	68%	758,280	70%	$712,634
Support	28%	312,373	29%	296,631
Cloud & Other	4%	46,930	1%	8,007
Total	100%	$1,117,583	100%	$1,017,272

The Company sells its products on a worldwide basis. During the six month periods ended April 30, 2023 and 2022 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2023	Percentage	2022
Europe	31%	342,460	39%	$395,759
North America	43%	475,664	34%	341,028
Asia Pacific	15%	179,965	22%	225,946
Middle East-Africa/Other	9%	96,955	4%	45,465
South America	2%	22,539	1%	9,074
Total	100%	$1,117,583	100%	$1,017,272

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the licenses agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parties, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2023.

As of April 30, 2023, the amount due related parties was $130,636 compared to $115,475 as of October 31, 2022.

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

On February 4, 2022 the Company granted 37,500 options to three directors and four Company personnel. The options are for 10 years and are exercisable into common stock at $0.31 per share.

On March 14, 2022, the Company granted 3,750 options to three directors. The options are for 10 years and are exercisable into common stock at $0.21 per share.

During the six month period ended April 30, 2023, the Company recognized $66,109 of option expense. The unrecognized future balance to be expensed over the term of the options is $76,074.

The following sets forth the options granted and outstanding as of April 30, 2023:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2021	7,958,900	$0.15	5.16	6,081,250	$3,805,201
Granted	241,250	0.17	9.00	--	--
Exercised	(1,567,300)	0.001	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at October 31,2022	6,632,450	0.15	4.25	5,100,960	$256,000
Granted	237,500	0.22	9.90	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at April 30, 2023	6,869,950	$0.15	3.75	5,576,450	$920,663

NOTE 5 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through a network of resellers. Six resellers accounted for 49% of sales, of which one reseller accounted for 27% in the six-month period ended April 30, 2023. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the six-month period ended April 30, 2023, nineteen end user customers were responsible for approximately 50% of gross revenue, with no end user customer responsible for more than 10% of revenue. In the same period in 2022, thirteen end user customers were responsible for approximately 50% of gross revenue, with one end user customers responsible for 12% of revenue.

 NOTE 6 – LOANS PAYABLE

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

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$30,032 (CDN $40,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. The Company has the option to extend the term of the loan for another 3 years subject to an annual interest of 5% on any balance remaining. (See Note 7 – Subsequent Events)

As of April 30, 2023, the outstanding balance on the notes totaled US $14,756,CDN ($20,000) .

NOTE 7 – SUBSEQUENT EVENTS

On May 28, 2023, the outstanding balance of the CEBA loans payable of CDN $20,000, US ($14,756) was forgiven per the terms of the note agreement.

The Company has evaluated subsequent events to determine events occurring after April 30, 2023 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above.

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

The Company provides software and related systems and facilities to collect, process, and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise, and control industrial processes and financial information systems. By using this software and, when requested by a client, our web based assets, our clients and their relevant customers are given the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop, or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and six month periods ended April 30, 2023, revenue was $625,464 and $1,117,583 compared to $540,093 and $1,017,272 for the same periods in 2022. Revenue increased for the six month period ended April 30, 2023 over the same period in 2022 by 9.9%. The increase in revenue for the six-month period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $742,977 and $1,368,941 for the three and six month periods ended April 30, 2023 compared to $593,731 and $1,171,021 for the same periods in 2022. The increase in general and administrative expenses for the three and six month periods ended April 30, 2023 over the same periods in 2022, resulted from increased expenditures primarily in salaries and wages and hired consultants.

For the three and six month periods ended April 30, 2023, the Company reported an operating loss of $117,513 and $251,358 compared to operating losses of $53,638 and $153,749 for the same periods in 2022. The operating loss during the three and six-month periods ended April 30, 2023, over the operating losses for same periods in 2022 is attributable to higher general and administrative costs and salaries and wages in the period ended April 30, 2023, as noted in the above paragraph compared to 2022.

Other income and expense for the three and six month periods ended April 30, 2023, was other income of $3,859 and other expense of $9,502 compared to other expense of $3,684 and other income of $22,263 for the same periods in 2022. The amount of change in both periods was due to the effect of currency exchange.

Net loss after income taxes of $83,815 and $231,021 was reported for the three and six month periods ended April 30, 2023, compared to a net loss after income taxes of $17,955 and $92,119 for the same periods in 2022. The higher net loss for the three and six month periods in 2023 can be attributed to higher general and administrative cost and salaries and wages in 2023 compared to the same period in 2022. During the three month period ended April 30, 2023 the Company received a tax refund for development of $29,839.

Net loss to common stockholders was $86,720 and $236,831 for the three and six month periods ended April 30, 2023, compared to net loss of $20,860 and $97,929 for the same periods in 2022. The loss includes the expense of dividend for preferred stockholders of $5,810 being accrued for the six months period ended April 30, 2023 and 2022.

The Company reported comprehensive loss of $90,740 and $235,367 for the three and six month periods ended April 30, 2023 compared to a comprehensive loss of $19,475 and $79,995 for the same periods in 2022. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2023, Skkynet had current assets of $1,126,317 and current liabilities of $616,091, resulting in working capital of $510,226. Accumulated deficit, as of April 30, 2023, was $6,686,116 with total stockholders’ equity of $501,338.

Net cash provided in operating activities for the six month period ended April 30, 2023, was $43,806 compared to net cash used in operating activities of $207,953 for the same period in 2022.

Net cash used in financing activities for the six month period ending April 31, 2023 was $4,350 compared to $12,135 for the same period in 2022. Both periods amounts were due to the repayment of loans.

The cash provided by operating activities for the six-month period ended April 30, 2023 compared to the cash used in operating activities over the same period in 2022 was primarily due positive changes in accounts receivable, accounts payable, amounts due related parties plus the increase in deferred revenue during the period.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 13, 2023	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

