Form 10-Q
period 2023-07-31
Skkynet Cloud Systems, Inc.
filed 2023-09-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As September 14, 2023, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$858,370	$729,936
Accounts receivable	324,085	377,491
Receivable related parties	4,905	4,776
Prepaid expenses	10,876	25,733
Total current assets	1,198,236	1,137,936

Property and equipment, net of accumulated depreciation of $96,196 and $94,357 respectively	5,380	7,058
Total Assets	$1,203,616	$1,144,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$109,778	$58,202
Accrued liabilities – related party	153,332	115,475
Deferred revenue	356,809	281,615
Total current liabilities	619,919	455,292

Long Term Liability
Loan payable	-	19,106
Total liabilities	619,919	474,398

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,069,314	6,990,526
Accumulative other comprehensive income	84,442	76,011
Accumulated deficit	(6,623,403)	(6,449,285)
Total stockholders’ equity	583,697	670,596
Total Liabilities and Stockholders’ Equity	$1,203,616	$1,144,994

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For Three Months Ended July 31,		For Nine Months ended July 31,
	2023	2022	2023	2022
Revenue	$630,040	$530,075	$1,747,623	$1,547,347
Operating Expenses:
Depreciation	618	641	1,839	1,943
Salary and wages	316,883	262,912	1,066,013	707,082
Advertising	127,061	97,731	347,658	387,473
Stock compensation	12,679	50,773	78,788	149,447
General & administrative expenses	106,916	92,003	438,929	429,136
Operating expense	564,157	504,060	1,933,227	1,675,081

Income (loss) from operations	65,883	26,015	(185,604)	(127,734)

Other income (expense):
Other income	14,900	1,906	14,960	6,398
Currency exchange	(15,165)	(9,555)	(24,727)	8,216
Total other income (expense)	(265)	(7,649)	(9,767)	14,614

Income (loss) before taxes	65,618	18,366	(195,371)	(113,120)

Income taxes refund	-	-	29,968	39,367

Net income (loss)	65,618	18,366	(165,403)	(73,753)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Income (loss) to common stockholders	62,713	15,461	(174,118)	(82,468)

Foreign currency translation adjustment	6,967	1,819	8,431	19,753

Comprehensive income (loss)	$69,680	$17,280	$(165,687)	$(62,715)

Net income (loss) per share to common stockholders- basic	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic	53,143,822	52,454,723	53,143,822	51,880,474
Net income (loss) per share to common stockholders - diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding – diluted	60,013,772	59,087,173	53,143,822	51,880,474

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,790,306	$(6,470,423)	$80,908	$452,567
Stock option expense	-	-	-	-	-	-	49,337	-	-	49,337
Change due to currency translation	-	-	-	-	-	-	-	-	(16,549)	(16,549)
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(74,164)	-	(74,164)

Balance at January 31, 2022	51,576,122	51,577	5,000	5	193,661	194	6,839,643	(6,547,492)	64,359	408,286
Stock option expense	-	-	-	-	-	-	49,337	-	-	49,337
Change due to currency translation	-	-	-	-	-	-	-	-	(1,385)	(1,385)
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(17,955)	-	(17,955)

Balance at April 30, 2022	51,576,122	51,577	5,000	5	193,661	194	6,888,980	(6,568,352)	62,974	435,378
Stock option expense	-	-	-	-	-	-	50,773	-	-	50,773
Change due to currency translation	-	-	-	-	-	-	-	-	(1,819)	(1,819)
Dividend accrued on series preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Common stock issued for option conversion	1,567,700	1,568	-	-	-	-	-	-	-	1,568

Net income (loss)	-	-	-	-	-	-	-	18,366	-	18,366

Balance at July 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,939,753	$(6,552,891)	$61,155	$501,361

Balance at October 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,990,526	$(6,449,285)	$76,011	$670,596
Stock option expense	-	-	-	-	-	-	52,283	-	-	52,283
Change due to currency translation	-	-	-	-	-	-	-	-	5,484	5,484
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(147,206)	-	(147,206)

Balance at January 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,042,809	(6,599,396)	81,495	578,252
Stock option expense	-	-	-	-	-	-	13,826	-	-	13,826
Change due to currency translation	-	-	-	-	-	-	-	-	(4,020)	(4,020)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(83,815)	-	(83,815)

Balance at April 30, 2023	53,143,822	53,145	5,000	5	193,661	194	7,056,635	(6,686,116)	77,475	501,338
Change due to currency translation	-	-	-	-	-	-	-	-	6,967	6,967
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	12,679	-	-	12,679

Net income (loss)	-	-	-	-	-	-	-	65,618	-	65,618

Balance at July 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,069,314	$(6,623,403)	$84,442	$583,697

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,403)	$(73,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,839	1,943
Option based compensation	78,788	149,447
Non-cash lease expense	-	16,234
Changes in operating assets and liabilities:
Accounts receivable	53,406	8,746
Accounts payable and accrued expenses	51,576	(148,082)
Accrued liabilities – related parties	29,013	(94,365)
Prepaid expenses and other assets	14,857	5,862
Operating lease liability	-	(16,234)
Deferred income	75,194	62,692
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	139,270	(87,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) Canadian loan activity	(19,106)	(20,139)
Proceeds from exercise of stock options – related parties	-	1,568
NET CASH USED IN FINANCING ACTIVITIES	(19,106)	(18,571)

Effect of exchange rate changes on cash and cash equivalents	8,270	(19,430)

Net increase (decrease) in cash and cash equivalents	128,434	(125,511)

Cash and cash equivalents, beginning of period	729,936	797,808
Cash and cash equivalents, end of period	$858,370	$672,297

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on Series B preferred shares	$8,715	$8,715

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

NOTE 2- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine month periods ended July 31, 2023 and 2022 the revenue by product line is as follows:

Category	Percentage	2023	Percentage	2022
Product sales	71%	1,246,595	70%	1,081,856
Support	26%	449,185	29%	451,664
Cloud & Other	3%	51,843	1%	13,827
Total	100%	$1,747,623	100%	$1,547,347

The Company sells its products on a worldwide basis. During the nine month periods ended July 31, 2023 and 2022 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2023	Percentage	2022
Europe	34%	603,926	35%	541,255
North America	37%	642,158	33%	516,211
Asia Pacific	17%	292,632	22%	346,573
Middle East-Africa/Other	10%	175,670	9%	131,276
South America	2%	33,237	1%	12,031
Total	100%	$1,747,623	100%	$1,547,347

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2023.

As of July 31, 2023, the amount due related parties was $153,332 compared to $115,475 as of October 31, 2022.

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

During the nine month period ended July 31, 2023, the Company recognized $78,788 of option expense. The unrecognized future balance to be expensed over the term of the options is $63,395.

 The following sets forth the options granted and outstanding as of July 31, 2023:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2021	7,958,900	$0.15	5.16	6,081,250	$3,805,201
Granted	241,250	0.17	9.00	-	-
Exercised	(1,567,300)	0.001	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding at October 31, 2022	6,632,450	0.15	4.25	5,100,960	$256,000
Granted	237,500	0.22	9.90	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding at July 31, 2023	6,869,950	$0.15	3.50	5,616,450	$598,018

NOTE 5 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through a network of resellers. Seven resellers accounted for 51% of sales, of which one reseller accounted for 25% in the nine-month period ended July 31, 2023. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. In the nine-month period ended July 31, 2023, twenty-five end user customers were responsible for approximately 50% of gross revenue, with no end user customer responsible for more than 10% of revenue. In the same period in 2022, twenty-one end user customers were responsible for approximately 50% of gross revenue, with no end user customers responsible for more than 10% of revenue.

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

On May 28, 2023, the outstanding balance of the CEBA loans payable of CDN $20,000, US ($14,756) were forgiven per the terms of the notes agreements leaving the balance of both notes at $0 as of July 31, 2023.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2023 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above .

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

RESULTS OF OPERATIONS

For the three and  nine month periods ended July 31, 2023, revenue was $630,040 and $1,747,623 compared to $530,075 and $1,547,347 for the same periods in 2022. Revenue increased for the nine  months period ended July 31, 2023 over the same period in 2022 by 12.9%.  The increase in revenue for the three and nine months period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

General and administrative expense was $564,157 and $1,933,227 for the three and nine months periods ended July 31, 2023 compared to $504,060 and $1,675,081 for the same periods in 2022. The increase in general and administrative expenses for the three and nine month periods ended July 31, 2023 over the same periods in 2022, resulted from increased expenditures primarily in salaries and wages and hired consultants.

For the three and nine month periods ended July 31, 2023, the Company reported an operating income of $65,883 and operating loss of $185,604 compared to operating income of $26,015 and operating loss of $127,734 for the same periods in 2022. The operating loss during the nine month periods ended July 31, 2023, over the operating losses for same periods in 2022 is attributable to higher salaries, wages and consulting expenses  in the period ended July 31, 2023, as noted in the above paragraph compared to 2022.

Other income and expense for the three and nine  month periods ended July 31, 2023, was other expense of $265 and $9,767 compared to other expense of $7,649 and other income of $14,614 for the same periods in 2022. The amount of change in both periods was due to the effect of currency exchange.

Net income after income taxes of $65,618 and net loss after taxes of $165,403 was reported for the three and nine month periods ended July 31, 2023, compared to a net income after income taxes of $18,366 and net loss after taxes of $73,753 for the same periods in 2022. The higher net loss for the nine month periods in 2023 can be attributed to  higher salaries and wages in 2023 compared to the same period in 2022. During the nine months period ending July 31, 2023 the Company received a tax refund for development of $29,968.

Net income to common stockholders was $62,713 and net loss to common stockholders of $174,118 for the three and nine month periods ended July 31, 2023, compared to net income of $15,461 and net loss of $82,468 for the same periods in 2022. The loss includes the expense of dividend for preferred stockholders of $8,715 being accrued for the nine  months period ended July 31, 2023 and 2022.

The Company reported comprehensive income of $69,680 and loss of $165,687 for the three and nine month periods ended July 31, 2023 compared to a comprehensive income of $17,280 and loss of $62,715 for the same periods in 2022. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2023, Skkynet had current assets of $1,198,236 and current liabilities of $619,919, resulting in working capital of $578,317. Accumulated deficit, as of July 31, 2023, was $6,623,403 with total stockholders’ equity of $583,697.

Net cash provided in operating activities for the nine months period ended July 31, 2023, was $139,270 compared to net cash used in operating activities of $87,510 for the same period in 2022.  The cash provided by operating activities for the nine-months period ended July 31, 2023 compared to the cash used in operating activities over the same period in 2022 was primarily due positive changes in accounts receivable, accounts payable, amounts due related parties plus the increase in deferred revenue during the period.

Net cash used in financing activities for the nine month period ending July 31, 2023 was $19,106 compared to $18,571 for the same period in 2022. Both periods amounts were mainly due to the repayment of loans during the nine months ended July 31, 2023.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 14, 2023	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

