Form 10-K
period 2023-10-31
Skkynet Cloud Systems, Inc.
filed 2024-01-25
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2233 Argentia Road/Suite 302, Mississauga, Ontario Canada L5N 2X7.

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

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2023 was 15,801,100 with a market value of $2,844,198. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of  January 25, 2024, was 53,143,822 plus 193,661 of Series B preferred shares.

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

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates its business through its wholly-owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”).  Skkynet was established to enhance Cogent’s existing business lines through the integration of cloud-based systems (“Cloud”), and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, often referred to by the term “Industry 4.0”

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies1, and how it will transform the industrial workforce2. Of the nine new technologies, several fit within the scope of Skkynet’s core technical expertise: the cloud, cybersecurity, the industrial internet of things, and horizontal and vertical system integration.  Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over networks. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems.   By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time.  We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives.

We believe there is a steady movement of manufacturing facilities from developed countries to underdeveloped countries because of the economic advantages of lowering production costs; however, this relocation process should not be viewed in traditional frameworks alone.  In the United States there is a movement from high to low-cost states such as Alabama, and, for other reasons, European and Asian manufacturers are locating their own manufacturing facilities within the United States.  The tendency is to relocate physical plants while preserving the overall engineering skills, process analytics and related intellectual property and management systems at home.  This geographical distinction between production and engineering requires the ability to remotely monitor these systems during operations to control processes in real-time while preserving the safety, confidentiality and integrity of the manufacturer’s process and information.  There is another aspect of the same remote capabilities: we have determined a growing need for large enterprise to have the ability to safely share information on operations to third parties (e.g. suppliers, or contract manufacturers).  Our products and Cloud-based services are designed to address these issues and concerns.

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

___________________________

1 https://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

2 https://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly-owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy.  Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.  Cogent had $2,374,216 in annual revenues from its operations for its fiscal year ended October 31, 2023 and $2,151,463 in annual revenues for the fiscal year ended October 31, 2022.

Our business

We are an industrial middleware vendor that has specialized in providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products and making that data available over a network using industry-standard protocols.  We have introduced a number of innovations to our real-time data products including a high speed redundancy facility and a web-based user interface providing desktop quality graphics, and more recently, inclusion of high speed storage capabilities.  We have patented and patent-pending technologies that address the data transmission problems of data rate, latency, redundancy, and security in Cloud-based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet.

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

Skkynet’s Cogent DataHub™ service for Microsoft Azure is compatible with our existing Cogent DataHub and Embedded Toolkit (ETK) software.  Current customers of our DataHub software can easily configure it to immediately take advantage of our Cloud services.  Our DataHub software includes applications for all of the following uses:

—	real-time graphical web display of data, which includes collaborative screen development and full permissions-based access;

—

connection to data from OPC (open process control),  DDE (dynamic data exchange) and Modbus servers to produce immersive real-time displays to analyze the current status of factory production, embedded systems or financial strategies;

----	connection to data from MQTT clients to connect remote sensors and other Cloud-based services, such as ‘big data’ analytics and Artificial Intelligence applications, offered by Amazon and Microsoft;

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

6

—

the ability to provide historical data within Microsoft Azure Event Hubs, Apache Kafka, Amazon Kinesis, AVEVA Historian, AVEVA Insight, OSIsoft PI and/or InfluxDB, including unique store-and-forward capabilities;

—	data redundancy features; and

—

network system monitoring with the ability to query the operating system it is running on for system status and resource capacity such that this system wide monitoring of critical network resources can help identify problems.

These DataHub® features make our existing customer base a logical first marketing source for the adoption of our Cloud services.  Our Cogent DataHub service for Microsoft Azure, which is a fully managed service, is now available within the Azure Marketplace.  The DataHub service connects seamlessly to Azure IoT Hub for real-time remote monitoring, control, and data logging, as well as offering many of the same features as the standalone DataHub software.  Security is based on Skkynet’s patented technology that uses outbound-only connections to ensure that no attack surface is exposed on a local plant network. It requires no IT policy changes, no open inbound firewall ports, no VPNs, and no extra hardware while allowing real-time bi-directional data flow through DMZs and network proxies up to the cloud.  Additional enterprise-focused security features have been introduced for robust permission granularity and multi-factor authentication (“MFA”).

Our Cogent DataHub service for Microsoft Azure provides the following additional functionality and features over the DataHub®:

—	scalable remote networking of industrial SCADA systems and embedded devices in real-time with built-in consolidation of data;
—	lower cost of ownership by not requiring any programing, no software to buy, no additional PC or server hardware to buy;
—	high-speed data throughput with the ability to collect, send, and receive up to 50,000+ data changes per second at speeds just a few milliseconds over Internet latency;
—	robust security model, where no inbound connection requests to the SCADA system or embedded device are required;
—	full supports of industry standard SSL encryption protection, and no requirement for virtual private networks (VPNs) or additional security hardware;
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

—

DataHub® Embedded Toolkit (ETK) provides a direct link to the Cogent DataHub service for Microsoft Azure from a wide range of devices and operating systems, a seamless, end-to-end solution for M2M and viewing customer data from their device on the Internet.

The Cogent DataHub service for Microsoft Azure is DataHub technology provided in a Microsoft Azure Managed Application for secure, real-time industrial data communications. With it, our customers can make secure connections between machines, applications and embedded systems that utilize real-time data.

A diagrammatic example is shown of an implementation of Cogent DataHub on-premise in an isolated process network, a secure connection to a de-militarized zone (“DMZ”) network, a secure connection to an instance of Cogent DataHub service for Microsoft Azure, and a secure connection from a user or third-party network employing a variety of data sources or clients.

This example implementation provides the following unique advantages to our customers:

1.

Production (process) systems stay secure; using our patented technology for outbound-only connections ensures no exposed attack surface in the customer plant network. The implementation requires no IT policy changes, no open inbound firewall ports, no VPNs, and no extra hardware on the production network;

2.

Aggregate data and connect to any application on Microsoft Azure; our customers can securely take advantage of the hundreds of 3rd party tools available in the Microsoft Azure marketplace. They can seamlessly connect to Azure IoT Hub—or any OPC UA or MQTT supported system—for real-time remote monitoring, and control, using standard protocols, and add applications and programs running on Azure or elsewhere, as needed; and

3.

Securely share data with third parties; our technology is particularly adept at allowing our customers to view custom data sets, give equipment vendors access to maintenance and performance statistics for their machines, and keep raw materials suppliers informed of current stock levels and usage rates.

Our customers

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

The Company sells to their end-user customers both directly and through resellers.  Nine (9) resellers accounted for 50% of sales in fiscal 2023 and seven (7) resellers accounted for 51% of sales in fiscal 2022.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In fiscal 2023, no end user customers were responsible for more than 10% of our revenues and thirty-one (31) end user customers were responsible for approximately 50% of gross revenue.  In fiscal 2022, no end user customer was responsible for more than 10% of revenue and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements.

Our software is designed to be modular, with a set of over 20 different features.  We offer license packs (“Product Packs”) which represent common customer use-cases and individual add-on licenses (“Add-ons”).  The combination of Product Packs and Add-on licenses allows the customer to fully customize a solution based on their own project requirements.

In addition, we offer customers the ability to license our products for use as SaaS (Software-as-a-Service)  which is a recurring subscription model. We also offer our licenses with upgrades in the form of an on-going maintenance and service program for which we charge additional fees depending upon the package of services requested.

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

As part of our expansion into Cloud services, we provide three types of configurations: remotely hosted Cloud systems, locally hosted systems, or a hybrid of the two.  In the remotely located case, we maintain and manage the operating system infrastructure that allows users to access their industrial automation data via the Internet.  We subcontract the Cloud hardware infrastructure from Microsoft; a large, established vendor.  In the locally hosted case, the customer is responsible for the hardware and data connectivity, and we will provide the software.  A customer who wants a remotely located Cloud system will still be required to run some software locally.  Our existing on-premises software acts as a bridge between the plant and the remote Cloud system, making a hybrid implementation possible.  If the Cloud system becomes unavailable due to communication outage or hardware failure, the customer’s plant will still continue to run in isolation from the remote Cloud system, simply reconnecting once the remote system becomes available again.  In effect, our Cloud offering acts as an extension of the local process to a wide-area network or to the Internet.  For reasons of speed, security, and resiliency we do not anticipate that customers will accept a purely Cloud-based system for their immediate industrial automation data needs.  We believe that this may change in the future as technology and market expectations change, as they have done in other markets that have adopted purely Cloud-based services, such as, for example, Salesforce.com and customer relations management (CRM) software.

Our on-premises software is available for download from our product website, https://cogentdatahub.com.  Our Cloud-based service is available for registration at the Microsoft Azure Marketplace3.  A customer can install and use the on-premises software in demonstration mode for a limited time, after which they can re-start the software to reset the time limit.  This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it will meet their needs and to determine which product features they will want to purchase.  Similarly, the Cloud-based service is available to potential customers to sign up and use it for a paid trial to configure and test, as well as other service levels for full system implementations.

To ensure smooth implementation of our software in a customer’s environment we have organized approximately fifty (50) different technical partners and resellers in different geographic areas with whom we cooperate.  Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring, and maintenance of our products within their customer base.  These technical partners may be listed on our website.  We continuously seek to recruit new technical partners.  We have made recent progress on partnering with world-class hardware companies such as Microsoft (world’s largest software vendor), Siemens AG (world’s largest industrial automation vendor), AVEVA (wholly-owned subsidiary of Schneider Electric, and the world’s largest industrial software market channel).

Our service supports potential and existing customers

The nature of our market and our sales style demand timely and thorough customer support both before and after a sale is made. Because a potential customer can download and test our software, we provide service support even before the sale is made. This provides the customer with a no-risk mechanism for ensuring that the software will work in their system and gives us early feedback from the customer. If the customer has questions or concerns, they are answered immediately, making the subsequent sale and installation process simpler.

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

We offer customer support via telephone, email and Internet instant messaging on our websites during office hours. Where appropriate, we offer live desktop-sharing sessions with customers via video conference. This dramatically reduces the time to resolution when the customer’s network and security policy allow it. We have distributors in different parts of the world who offer support in the customer’s time zone and language. We place a high priority on support of distributors, including joint phone calls and video conference sessions with their customers to arrive at quick and satisfactory resolutions.

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

3 https://azuremarketplace.microsoft.com/en-us/marketplace/apps/cogentrealtimesystemsinc1581352149215.skkynetdatahub

Our marketing

We have a variety of marketing activities. We maintain a website at https://skkynet.com focused on general company information, updates, and press releases regarding the general operations of the business. We maintain a product-focused website at https://cogentdatahub.com that includes a complete library of product information, manuals, blog articles, whitepapers, and industry news on implementing real-time data communication and access over the Cloud.

Our primary means of contacting customers is through direct telephone and email contact; appearances at tradeshows, publications in recognized industry magazines and periodicals, our websites coupled with Google advertising and marketed web-based presentations, including joint promotions with key partners and resellers. We use Google ad-words and search engine optimization to draw the attention of customers in our market.  Some of our website materials can be technical in nature, and may include live demonstrations, training videos and instruction manuals.  We invite potential customers to download trial versions of our software prior to purchase.

We maintain distribution relationships with approximately 50 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software,4 and we also became a Certified Technology Partner to AVEVA where our DataHub software is made available directly from AVEVA’s website for download and evaluation.5,6

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the Cogent DataHub and the security model of our Cogent DataHub service for Microsoft Azure. This is augmented by product features within industry email publications (e.g. Automation.com), and various industry-specific conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of over 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, X (Twitter) and YouTube accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our revenue sources

Our revenue comes from the following sources:

·	Software licensing for industrial automation systems
·	Software licensing for OEM customers
·	Software support program renewals
·	Legacy installation support
·	Custom integration and development
·	Monthly support revenue from financial clients
·	SaaS revenue from Cogent DataHub service for Microsoft Azure

_______________

4 https://skkynet.com/siemens/

5 https://skkynet.com/aveva/

6 For example, https://www.aveva.com/en/products/datahub-tunneller-for-opc/

More than 80% of our revenues are derived from software licensing for industrial automation systems, while financial trading, software support, custom development, and legacy system support account for the remainder.

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits, and contractors of which about half are for software development; office and general; sales, marketing, advertising, and promotion.  In future years we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase as well as the expenses associated with maintaining and improving our Cloud-based service for our customers.

Our business plans

We believe that we have substantial room for growth in three primary areas of our business.  The first is the expansion of our current lines of business providing real-time data software to the industrial automation markets.  Second, is the deployment of our products and services through Cloud-based SaaS products.  Third, is the application of our products and services to new business lines such as embedded products or combination solutions (such as our recent partnering with Siemens); where “edge-processing” is required (e.g. remote monitoring and control of assets over third party networks).  We have had limited resources to apply to marketing and sales in these areas.  We believe that this revenue can be improved through dedicated marketing and sales effort.

As stated above, we expect the second area of growth to be in the provision of Cloud services for real-time data.  This is a market that is still in its formative stages around the world, and our technology is well suited to its development.  We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud.  Real-time Cloud systems require two components – a local component running at the customer’s site, and a Cloud component running on a managed Cloud infrastructure system.  Our software development will focus on improving the security and reducing the friction for users to deploy the local component on their systems.  At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows.  We rent Cloud server space from Cloud infrastructure providers such as Amazon Web Services and Microsoft Azure, and/or run and maintain our own servers.  In the future, we may transition to our own servers as resources permit, and if there is an economic rationale to do so.

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

The third area of growth is also related to Cloud systems.  For the past 30 years, commercial activity on the Internet has been dominated by business-to-consumer or business-to-business applications.  The advent of extremely low-cost and low power consumption sensors will change that, making the Internet into a viable medium for machine-to-machine applications.  That is, sensors, machines, appliances and other devices will become directly-connected data transmitters, numbering in the billions.  This rise of machine-to-machine communication will require the kinds of real-time data distribution that will be at the center of our Cloud activity.  We believe that our Cloud services will be positioned to take advantage of the future development of this “Internet of Things.” Some examples of applications that need this kind of data access are home energy monitoring, commercial building energy management, agricultural monitoring, weather monitoring, remote seismic sensing, fleet tracking and asset maintenance.

Currently, we have a growing customer based in this area, but it is too soon to foresee to what extent, if at all, this aspect of our potential business will develop.  However, we garnered early and significant industry recognition for our technology and Cogent DataHub service by winning Nokia’s Open Innovation Challenge 2015 in Helsinki, Finland.  We have also garnered recognition in academia, as exemplified by the 2016 IEEE publication titled “Cloud Communication for Remote Access Smart Grid Testbeds” by Mehmet H. Cintuglu and Osama A. Mohammed of Florida International University, which concluded that “cloud communication can be successfully implemented for actual smart grid power systems test beds.”

These business areas are inter-related.  A customer of our Cloud services may also want to install our software in their plant facility.  Any existing on-premise software customer is a potential customer for our Cloud services.  In effect, each of our commercial offerings will act as a possible source of sales for the others.  Our goals in increasing our sales of software is both to improve short-term revenue and to create a market for our Cloud services.  Once established, our Cloud services will further create a market for our son-premise software products.

In order to pursue all of these business areas, we will require capital to hire the personnel needed to explore and develop a strategy to pursue potential customers in each area.

Our intellectual property

We have an exclusive license of all of our intellectual property and enhancements thereof, licensed to Cogent Real-Time Systems, Inc., our wholly owned subsidiary, from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment, Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license we have nine U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092, 9,667,689 and 10,498,796, Japanese Patent Nos. JP6227249 and JP6314204, and Canadian Patent No. 2,813,076.

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

A third patent family includes U.S. Patent Serial Nos. 10,462,206 and 10,558,744 and corresponding Canadian Patent No. 3,062,745 for improved methods to network bidirectional real-time data directly from within Microsoft Excel.

A fourth patent family includes U.S. Patent Serial No. 11,627,114 for novel methods for tunnelling historical data.  Corresponding Canadian Patent Application No. 3,181,369 is pending.

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

ITEM 1B:  UNSOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Company principal office address is located at 2233 Argentia Road Suite 302 Mississauga, Ontario Canada L5N 2X7. The office address is leased, on a month-to-month basis, with a monthly cost of CDN $290.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2023; the Company had 53,143,822 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 500,000 are designated as Series B preferred shares, par value $.001. As of October 31, 2023, 5,000 preferred shares were issued and outstanding, and 193,661 shares of Series B Preferred authorized were issued and outstanding.

  The high and low closing prices are noted below:

Period	High Bid	Low Bid
1 st Qtr. 2023	0.25	0.18
2 nd Qtr. 2023	0.38	0.18
3 rd. Qtr. 2023	0.30	0.24
4 th Qtr. 2023	0.59	0.17
1st Qtr. 2022	0.78	0.23
2nd Qtr. 2022	0.38	0.15
3rd Qtr. 2022	0.17	0.11
4th Qtr. 2022	0.29	0.17

As of October 31, 2023, the Company estimates there are approximately 113 “holders of record” of its common stock.

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

Dividends of 6% of the value of $1.00 per share are being accrued on our Series B preferred shares and as of October 31, 2023 the balance due was $95,865.

Unregistered Sale of Equity Securities

During the year ended October 31, 2022 the Company issued 1,567,700 common stock for the exercise of options with a value of $1,568.  The company did not issue any  shares during the year ended October 31, 2023.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenue for the periods indicated:

	For Years Ended October 31,
	2022		2023
Revenue	$2,156,880	100%	$2,374,216	100%
Operating expenses:
General operating expense	2,214,765	(102.8)%	2,487,967	(106)%
Depreciation	2,563	0.0%	2,447	0.00%
Income (loss) from operations	(60,448)	(3.0)%	(117,943)	(4.9)%
Other income (expense)	54,463	2.5%	(9,826)	(0.4)%
Net income (loss) before taxes	(5,985)	(0.5)%	(127,769)	(5.4)%
Tax refund	38,743	1.8%	29,897	(1.3)%
Net income (loss)	$32,758	1.5%	$(97,872)	(4.1)%

Revenue: For the year ended October 31, 2022, the Company had revenues of $2,156,880 compared to $2,374,216 of revenue for the year ended October 31, 2023. This reflects an increase of $217,336 from 2022 to 2023. Revenue increases can be attributed to the increase of sales in the Cogent subsidiary. During the year ended October 31, 2022, the Company’s deferred revenue was $281,615 compared to a deferred revenue balance of $360,170 as of October 31, 2023, an increase of $78,555. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized over the next 12 months.

Operating  Expenses: Total operating expenses, excluding depreciation, increased to $2,214,765 in the year ended October 31, 2022 and to $2,489,712 for the same period in 2023. This was an increase of $273,202 and as a percent of revenue G&A increased to 106% in 2023 from 102.8% in 2022. The increase as a percentage is attributed to higher spending in the Cogent subsidiary in 2023 over 2022.

Depreciation and Amortization: The Company had depreciation of $2,563 in the year ended October 31, 2022 compared to $2,447 in the same period in 2023.

Other Income (Expense): Other income totaled $54,463 during the year ended October 31, 2022 compared to other expense of $9,826 during the same period in 2023. The currency exchange in 2023 of $ 6,087 was a negative change of $52,762 in currency exchange from the same period in 2022. This was  the primary reason for the other income in the year ended October 31, 2022 verses other expense in the same period in 2023.

Income Tax: During the years ended October 31, 2022 and 2023 the Company and its subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the year ended October 31, 2022 the subsidiary received a tax refund of $38,743 compared to a refund of $29,897 for the same period in 2023.

Net Income (Loss): The Company recorded net income of $32,758 for the year ended October 31, 2022 compared to net loss of $97,872 in the same period in 2023, a negative variance of $130,630. The increase in sales in the Cogent subsidiary was insufficient to overcome the increase in expenses in 2023 resulting in the loss in 2023 versus net income in 2022.

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

Working Capital: At October 31, 2023, the Company had working capital of $711,086 with current assets of $1,251,991 and current liabilities of $540,905 with a current ratio of 2.31 to 1. The current assets consisted of cash of $916,780, accounts receivable of $306,255, accounts receivable from related parties of $4,695, and prepaid expense and other receivable of $24,261. The current liabilities of the Company at October 31, 2023 are composed primarily of accounts payable and accrued expenses of $84,870, accrued liabilities to related party of $95,865, and deferred revenue of $360,170.

Operating Activities: Net cash used in operating activities during the year ended October 31, 2022 was $36,021 compared to net cash provided of $207,822 for the same period in 2023. This represents a  positive change of $243,843.

Financing Activities: Net cash used in financing was $19,106 for the year ended October 31, 2023 compared to net cash provided by financing activities of $27,747 in 2022. The change results from the payback of the Canadian emergency loans in 2023 of $19,106 compared to loan payback of $29,315 in 2022, offset by option conversion of $1,568 in 2022.

As of October 31, 2023, the Company had total assets of $1,256,545 and total liabilities of $540,905 compared to $1,144,994 and $455,292, respectively in the same period in 2022. Stockholders’ equity as of October 31, 2023 was $715,640 compared to stockholder’s equity of $670,596 at October 31, 2021, an increase of $45,044.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner.  Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this evaluation, management has concluded that the Company’s  control over financial reporting is not effective.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	60	November 2011	Chairman of the Board of Directors ,CEO & Director
Mr. Paul E. Thomas	49	March 2013	Director, President and Secretary
Mr. Paul Benford	56	March 2013	Director and COO
Mr. Lowell Holden	81		CFO and Treasurer
Mr. Xavier Mesrobian	60		VP Sales & Marketing
Mr. Norman Evans	69	August 2013	Independent Director
Mr. Kenneth W. Jennings	75	August 2013	Independent Director
Mr. John X. Adiletta	75	September 2014	Independent Director

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

LOWELL HOLDEN:  Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March 2012.  Since 1983, Mr. Holden owns and operates his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses.  Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech, Inc (NBIO).. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2023:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Xavier Mesrobin	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past two years:

DIRECTORS and OFFICERS – COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)	Total Compensation
Andrew S. Thomas, (1,4,7) Chief Executive Officer	2023 2022	130,733 132,056	-- --	- - --	-- -- --	- - --	-- --	-- -- --	130,733 132,056

Paul Benford, (1,7) Chief Operating Officer	2023 2022	130,733 132,056	-- --	- - -	-- -- --	- - -	- - -	- - -	130,733 132,056

Lowell Holden, (2) Chief Financial Officer	2023 2022	48,000 48,000	7,417 --	- - -	-- -- --	- - -	- - -	- - -	55,417 48,000

Paul E. Thomas, (3,7) President	2023 2022	130,733 132,056	-- --	- - -	-- -- --	- - -	- - -	- - -	130,733 132,056

Xavier Mesrobin. Vice President Sales(6,7)	2022 2021	130,856 104,868	--	29,244 33,451 --	-- -- --	-- -- --	-- -- --	-- ----	160,100 138,319

Norman Evans, Director (5)	2023 2022	-- -- --	- - -	30,000 30,000	- - -	- - -	- - -	-- - -	30,000 30,000

Kenneth Jennings, Director(5)	2023 2022	-- -- --	-- -- --	30,000 30,000	-- -- --	-- -- --	-- -- --	-- -- --	30,000 30,000

John X Adiletta, Director(5)	2023 2022	-- -- -	-- -- --	30,000 30,000	-- -- --	-- -- --	-- -- --	-- -- --	30,000 30,000

(1)	Mr. Andrew S. Thomas and Mr. Benford each received cash salary paid by Cogent Real-Time Systems Inc. of $130,733, respectively.
(2)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $55,417.
(3)	Mr. Paul E. Thomas received cash payments of $130,733 for consulting services through LifeCycle IP Management Inc., which he owns.

(4)	Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $40,012 during fiscal year 2022 for services as a Japanese business manager and translator.
(5)	Directors fees of $30,000 per year per director were paid in cash to three outside directors.
(6)	Mr. Mesrobin was paid in cash $130,856 in salary and $29,244 in commissions.
(7)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas (1)(2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	22,308,300		41.81	300,000
Paul E. Thomas (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,338,900		10.05	290,000
Paul Benford (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,660,400		16.29	250,000
Lowell Holden (1)(3) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	208,989	(2)	0.39	172,500
Norman Evans (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	245,600		0.46	74,000
Kenneth Jennings (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	308,600		0.58	83,750
John X Adiletta (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	185,533		0.35	64,750
Xavier Mesrobian (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	86,400		0.00	603,000

All directors and officers as a group	37,342,722		70.27	1,838,000

(1)	Denotes officer or director.

(2)	Mr. Andrew Thomas’s shares are held by Sakura Software, which is owned by Mr. Thomas.

(3)	Mr. Holden holds 198,989 of his shares directly and 10,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2023, is 8,073,450 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 8,073,450 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.001 to $0.64 per share.

The following table sets forth the option holder as of October 31, 2023:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	300,000
Paul Benford	Officer and Director	250,000
Paul Thomas	Officer and Director	290,000
Lowell Holden	Officer	252,500
Xavier Mesrobian	Officer	1,475,000
Kenneth Jennings	Director	93,500
Norman Evans	Director	93,500
John X Adiletta	Director	83,500
Employees and consultant as a group	--	5,235,450
Total		8,073,450

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	1,926,550
Equity compensation plans not approved by security holders	--	--
Total	10,000,000	--	1,926,550

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2023 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were each paid $130,733 as salary for the fiscal year ended October 31, 2023 for serving as the CEO and COO of Cogent. Ms. Shizuka Thomas, the wife of Mr. Andrew S. Thomas, received $40,012 as salary for the fiscal year ended October 31, 2023 for services as a Japanese business manager and translator.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $48,000 during the year ended October 31, 2023 in consulting fees by the Company

Mr. Paul E. Thomas, the President of the Company was paid $130,733 for services for the fiscal year ended October 31, 2023.

Mr. Xavier Mesrobin was paid in cash $130,856 in salary and $29,244 in commissions for services for the fiscal year ended October 31, 2023.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

	2023	2022
Audit fees	$42,500	$37,440
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

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

PART IV

 ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2023 and 2022.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 25, 2024.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/Andrew Thomas
Andrew Thomas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 25, 2024

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
John X Adiletta

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. (“the Company”) as of October 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 in the financial statements

Description of the Critical Audit Matter

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for its software and services, and includes the following:

•	Determination of whether software and services (including installation, maintenance support, and cloud services) are considered distinct performance obligations that should be accounted for separately.

•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

•	Determination of stand-alone selling prices for each distinct performance obligation and for software and services that are not sold separately.

Auditing management’s revenue recognition was highly judgmental due to the significant estimation required for the recognition of revenue.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following, among other things:

•	We evaluated management’s significant accounting policies related to revenue recognition and reviewed the underlying customer invoices for reasonableness of the application of ASC 606.

•	We obtained an understanding of the process by which accounting estimates are utilized by management in determining when performance obligations are satisfied for the Company’s various revenue streams and how this affects the related recognition of revenue over time.

•	We obtained and read contract source documents for selected revenue invoices and tested management’s treatment of those terms.

•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue and deferred revenue recognized in the financial statements.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2020.

Spokane, Washington

January 25, 2024

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$916,780	$729,936
Accounts receivable	306,255	377,491
Receivables – related parties	4,695	4,776
Prepaid expenses	24,261	25,733
Total current assets	1,251,991	1,137,936

Property and equipment, net of accumulated depreciation of $86,930 and $94,357, respectively	4,554	7,058
Total assets	$1,256,545	$1,144,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$84,870	$58,202
Accrued liability - related parties	95,865	115,475
Deferred revenue	360,170	281,615
Total current liabilities	540,905	455,292

Long Term Liability
Loan payable	-	19,106
Total liabilities	540,905	474,398

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	194	194
Common stock, $0.001 par value, 70,000,000 authorized, 53,143,822 and 53,143,822 issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,146,991	6,990,526
Accumulated other comprehensive income (loss)	74,082	76,011
Accumulated deficit	(6,558,777)	(6,449,285)
Total stockholders’ equity	715,640	670,596

Total liabilities and stockholders’ equity	$1,256,545	$1,144,994

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2023	2022
Revenue	$2,374,216	$2,156,880

Operating expenses:
Salary and wages	1,241,416	733,475
Consultants	138,000	298,072
Advertising	425,972	479,041
Option discount	98,677	200,220
General and administrative expense	585,647	503,957
Depreciation	2,447	2,563
Operating expense	2,492,159	2,217,328

Loss from operations	(117,943)	(60,448)

Other income (expenses):
Other income	145	1,512
Debt recovery (expense)	(18,712)	1,914
Canadian emergency business relief account	14,828	4,362
Currency exchange	(6,087)	46,675
Total other income (expense)	(9,826)	54,463

Income (loss) before taxes	(127,769)	(5,985)

Income tax refund	29,897	38,743

Net income (loss)	(97,872)	32,758

Preferred dividends	(11,620)	(11,620)

Income (loss) to common shareholders	(109,492)	21,138

Foreign currency translation adjustments	1,929	4,897

Comprehensive income (loss)	$(107,564)	$26,035

Net income (loss) per share to common shareholders, basic	$0.00	$0.00

Net income (loss) per share to common shareholders, diluted	$0.00	$0.00

Weighted average number of shares outstanding, basic	53,143,822	52,194,612

Weighted average number of shares outstanding, diluted	53,143,822	58,827,062

                      The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED October 31, 2023 AND 2022

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at October 31, 2021	51,576,122	$51,577	5,000	$5	193,661	$194	$6,790,306	$(6,470,423)	$80,908	$452,567
Common stock issued for option exercise	1,567,700	1,568	-	-	-	-	-	-	-	1,568
Stock option expense	-	-	-	-	-	-	200,220	-	-	200,220
Change due to currency exchange	-	-	-	-	-	-	-	-	(4,897)	(4,897)
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	(11,620)	-	(11,620)

Net income	-	-	-	-	-	-	-	32,758	-	32,758

Balance at October 31, 2022	53,143,822	53,145	5,000	5	193,661	194	6,990,526	(6,449,285)	76,011	670,596
Stock option expense	-	-	-	-	-	-	98,677	-	-	98,677
Option issued for liabilities-RP	-	-	-	-	-	-	57,788	-	-	57,788
Change due to currency exchange	-	-	-	-	-	-	-	-	(1,929)	(1,929)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(11,260)	-	(11,620)

Net income (loss)	-	-	-	-	-	-	-	(97,872)	-	(97,872)

Balance at October 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,146,991	$(6,558,777)	$74,082	$715,640

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(97,872)	$32,758
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	2,447	2,563
Option based compensation	98,677	200,220
Non-cash lease expense	-	16,234
Changes in operating assets and liabilities:
Accounts receivable	71,236	(124,132)
Operating lease liability	-	(16,234)
Prepaid and other assets	1,472	(5,963)
Accounts payable and accrued expense	26,668	(101,638)
Accrued liability-related party	26,639	(116,483)
Deferred revenue	78,555	76,654
Net cash provided by (used in) operating activities	207,822	(36,021)

Cash flows from financing activities:
Repayment of loan	(19,106)	(29,315)
Proceeds from exercise of stock options- related parties	-	1,568
Net cash provided by (used in) financing activities	(19,106)	(27,747)

Effect of foreign exchange on cash and cash equivalents	(1,872)	(4,014)

Net increase (decrease) in cash and cash equivalents	186,844	(67,872)
Cash and cash equivalents– beginning of year	729,936	797,808
Cash and cash equivalents– end of year	$916,780	$729,936

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Dividends accrued on series B preferred shares	$11,620	$11,260

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

Cash deposits are insured up to US$250,000 in US banks and CDN$100,000 in Canadian banks. The concentration of the Company’s cash deposits at times may exceed the insured amount, leaving the Company exposed to a credit risk on it deposits.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned.  As of October 31, 2023 and 2022 the deferred revenue was $360,170 and $281,615, respectively.

Accounts Receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2023 and October 31, 2022, respectively. However, the Company expensed $18,712 in bad debt for the year ending in 2023 compared to the recovery of $1,914 during the same period in 2022.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended October 31, 2023 and 2022 were $425,972 and $479,041, respectively.

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

Basic and Diluted Net Loss Per Share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2023 and 2022 8,073,450 and  6,632,450 respectively, of potentially issuable shares of common stock from stock options have been included in the calculations.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments- Credit Losses (Topic 326)". The Change in this announcement requires immediate recognition of management’s estimates of current expected losses (CELC). Under the prior model, losses were recognized only as the incurred. The amendment was effective for smaller reporting Companies for the fiscal years beginning after December 15, 2022. The Company is reviewing the standard on its financial reporting based on the Company’s experience requiring prepayment for it services.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 22023-07 “Improvements to Reportable Segment Disclosure (Topic 280)".The change in this announcement requires more detailed profit and loss reporting by business segments used by the Company to determine the allocation of assets. This Amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024.  The Company is presently evaluating the pronouncement to determine if it will have an impact on the Company’s financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2023 and 2022:

	2023	2022
Property and equipment	$91,484	$101,415
Less: accumulation depreciation	(86,930)	(94,357)
Net property and equipment	$4,554	$7,058

Depreciation expense totaled $2,447 and $2,563 for the years ended October 31, 2023 and 2022, respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2023, and 2022:

	2023	2022
Income/(Loss) Before Income Taxes	$294,562	$163,722
Income Tax Recovery	61,858	39,129
Valuation Allowance	(61,858)	39,129

Net Operating Losses	$2,008,102	$2,302,664
Tax Rate	21%	21%

Deferred Tax Assets	421,701	483,559
Valuation Allowance	(421,701)	(483,559)
Net Deferred Tax Assets	$-	$-

The US companies had a net income of $294,562 and $163,772 for the years ended October 31, 2023 and 2022, respectively. As of October 31, 2023, the US Companies had a net operating loss carry forward of $2,008,102 which can be used to offset future taxable income.  Beginning December 31, 2022, 80% of the qualified net operating loss can be carried forward and applied against future net income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2023 and 2022 is as follows:

	2023	2022
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	--%	--%

The US Companies, due to their losses, have not filed US Corporate tax returns and are subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2023, and 2022:

	2023	2022
Income/(Loss) Before Income Taxes	$(404,055)	$(147,658)

Income Tax Expense	107,074	39,129
Valuation Allowance	(107,074)	(39,129

Net Operating Losses	$(404,055	$211,128
Tax Rate	26.5%	26.5%

Deferred Tax Assets	161,852	54,778
Valuation Allowance	(161,852)	(54,778)
Net Deferred Tax Assets	$-	$-

The Canadian Companies had net loss of $404,055 and $147,658 for the years ended October 31, 2023 and 2022, respectively. As of October 31, 2023, the Company had a net operating loss carry forward of $610,763 which can be used to offset future taxable income.  The carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2023 and 2022 is as follows:

	2023	2022
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5%)	(26.5%)
Effective tax rate	--%	--%

The Canadian Companies have filed corporate tax returns through October 31, 2023 and returns since 2015 are open to examination.

During the years ended October 31, 2023 and 2022 Cogent received tax refunds of $29,897 and $38,743, respectively.  The refunds are received under a scientific research and development program.

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

On December 7, 2022 the Company granted 100,000 options to an officer, 7,500 to three directors and 130,000 options to 4 employees. The Company calculated a fair value of the options of $53,128 using the Black Scholes option pricing model with computed volatility of 192%, risk-free interest rate of 4.42%, expected dividend yield 0%, stock price at measurement date of $0.22 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

On August  21, 2023, the Company granted  1,517,250  options to 13 employees, three directors and 5 officers.  Of the options granted, 313,750 were granted for options cancelled, leaving a net increase of options granted for the year ended October 31, 2023 of 1,203,500.  The Company calculated a fair value of the options of $271,063 using the Black Scholes option pricing model with computed volatility of 166.24%, risk-free interest rate of 4.42%, expected dividend yield 0%, stock price at measurement date of $0.18 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

The Company has elected to amortize the options over the vesting period of the option as stock-based compensation. During the year ended October 31, 2023, the Company expensed $98,667 for  options. The unrecognized future balance to be expensed over the term of the options is $293,326.

During the year ended October 31, 2022, five officers and directors exercised 1,567,700 options in exchange  for 1,567,700 shares of common stock with an exercise  value of $1,568.

The number of outstanding options  as of year ended October 31, 2023 was 8,073,450

The following sets forth the options granted and outstanding as of October 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at October 31, 2021	7,958,900	0.15	5.16	6,081,250	$3,805,201
Granted	241,250	0.17	9.00	--	--
Exercised	(1,567,700)	0.001	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding at October 31, 2022	6,632,450	0.15	4.25	5,100,960	$256,000
Granted	1,754,750	0.19	9.25	--	--
Exercised	--	--	--	--
Forfeited/Expired by termination	(313,750)	--	--	--	--
Outstanding at October 31, 2023	8,073,450	0.16	4.60	6,157,950	1,320,431

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

During the years ended October 31, 2023 and 2022 the Company recognized but did not pay dividends of $11,620 each year. As of the year ended October 31, 2023, the total amount of dividends due to the preferred shareholders was $95,865.

During the year ended October 31, 2023, the Company granted 300,000 options to three officers in lieu of payment of accrued salaries of $57,788.

During the year ended October 31, 2023 the Company granted two officers 280,000 options and three directors 22,500 options.

During the year ended October 31, 2023, Ms. Shizuka Thomas, wife of Mr. Andrew S. Thomas, was paid $40,035 for services as a Japanese business manager and translator.

As of October 31, 2023, and 2022 the Company had the following outstanding accrued liabilities due to related parties:

	2023	2022
Accrued liabilities - related parties	$-	$31,230
Accrued commissions	-	-
Accrued dividends preferred shares	95,865	84,245
Total accrued liabilities- related parties	$95,865	$115,475

NOTE 7 - MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers.  Nine (9) resellers accounted for 50% of sales in fiscal 2023 and seven (7) resellers accounted for 51% of sales in fiscal 2022.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In fiscal 2023, no end user customers were responsible for more than 10% of our revenues and thirty-one (31) end user customers were responsible for approximately 50% of gross revenue.  In fiscal 2022, no end user customer was responsible for more than 10% of revenue and twenty-seven (27) end user customers were responsible for approximately 50% of gross revenue.

NOTE 8 - REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2023 and 2022 was as follows:

	2023		2022
Category	Percent	Amount	Percent	Amount
Software sales	71%	1,679,856	70%	$1,511,936
Support sales	27%	639,066	29%	613,512
Other sales	2%	55,294	1%	31,433
Total	100%	2,374,216	100%	$2,156,880

The Company sells its products on a worldwide basis.  During the years ended October 31, 2023 and 2022 the Company’s revenue resulted in the following amounts geographically:

	2023		2022
Area	Percent	Amount	Percent	Amount
North America	36%	850,790	33%	$714,506
Europe	35%	835,155	35%	746,896
Asia Pacific	19%	447,766	22%	468,105
South America	3%	60,915	3%	71,783
Other	8%	179,590	7%	155,590
Total	100%	2,374,216	100%	$2,156,880

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leased office space located at 2233 Argentia Road Suite 306 Mississauga, Ontario Canada L5N 2X7. During May 2017, the Company signed a 5-year lease for the Company’s office being effective on August 1, 2017 through July 31, 2022. The lease terminated on July 31, 2022 and was not renewed. The Company pays CDN $290 per month, on a month per month basis, for the use of an address at the location.

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

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$15,678 (CDN $20,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. As of October 31, 2023, both notes balance due was zero.

NOTE 11 - EQUITY

The Company’s authorized shares of common stock is 70,000,000 with a par value of $0.001. as of October 31, 2023 the total shares outstanding were 53,143,822.

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

On July 31, 2015, the Company authorized 500,000 shares of Series B preferred with a par value of $0.001 per share and an annual dividend of 6% of the stated value of the Company. As of October 31, 2023 the number of outstanding shares of Series B was 193,661 with accrued dividends of $95,865. The preferred shares may be convertible into common stock by dividing the state price of the preferred shares by the VWAP value of the common stock on July 31, 2015.

During year ended October 31, 2022, five officers and directors exercised 1,567,700 options for 1,567,700 shares of common stock with an exercise  value of $1,568.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after October 31, 2023 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

