Form 10-Q
period 2024-01-31
Skkynet Cloud Systems, Inc.
filed 2024-03-13
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As March 13, 2023, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2024	October 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$922,098	$916,780
Accounts receivable	367,596	306,255
Receivable related parties	-	4,695
Prepaid expenses	19,818	24,261
Total current assets	1,309,512	1,251,991

Property and equipment, net of accumulated depreciation of $90,352 and $86,930 respectively	4,085	4,554
Total Assets	$1,313,597	$1,256,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$129,904	$84,870
Accrued liabilities – related party	98,770	95,865
Deferred revenue	325,445	360,170
Total current liabilities	554,119	540,905

Total liabilities	554,119	540,905

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,166,880	7,146,991
Accumulative other comprehensive income	79,554	74,082
Accumulated deficit	(6,540,298)	(6,558,777)
Total stockholders’ equity	759,480	715,640
Total Liabilities and Stockholders’ Equity	$1,313,597	$1,256,545

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For Three Months Ended January 31,
	2024	2023
Revenue	$630,536	$492,119
Operating Expenses:
Depreciation	611	613
Salaries and wages	239,139	195,727
Advertising	53,032	96,711
Stock compensation	19,889	52,283
General & administrative expenses	279,509	280,630
Operating expense	592,180	625,964

Income (loss) from operations	38,356	(133,845)

Other income (expense):
Other income	2,987	10
Currency exchange	(19,959)	(13,371)
Total other income (expense)	(16,972)	(13,361)

Income (loss) before taxes	21,384	(147,206)

Income taxes refund	-	-

Net income (loss)	21,384	(147,206)

Preferred dividends	(2,905)	(2,905)

Income (loss) to common stockholders	18,479	(150,111)

Foreign currency translation adjustment	5,472	5,484

Comprehensive income (loss)	$23,951	$(144,627)

Net income (loss) per share to common stockholders- basic	$0.00	$(0.00)
Weighted average common shares outstanding -basic	53,143,822	53,143,822
Net income (loss) per share to common stockholders - diluted	$0.00	$(0.00)
Weighted average common shares outstanding – diluted	61,217,272	53,143,822

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity
Balance at October 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,990,526	$(6,449,285)	$76,011	$670,596
Stock option expense	-	-	-	-	-	-	52,283	-	-	52,283
Change due to currency translation	-	-	-	-	-	-	-	-	5,484	5,484
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net loss	-	-	-	-	-	-	-	(147,206)	-	(147,206)

Balance at January 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,042,809	(6,599,396)	81,495	578,252

Balance at October 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,146,991	(6,558,777)	74,082	715,640
Change due to currency translation	-	-	-	-	-	-	-	-	5,472	5,472
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889	-	-	19,889

Net income (loss)	-	-	-	-	-	-	-	21,384		21,384

Balance at January 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,166,880	$(6,540,298)	$79,554	$759,480

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,384	$(147,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	611	613
Option based compensation	19,889	52,283
Changes in operating assets and liabilities:
Accounts receivable	(61,343)	156,461
Accounts payable and accrued expenses	45,034	(10,956)
Accrued liabilities – related parties	4,695	(21,419)
Prepaid expenses and other assets	4,443	8,380
Deferred revenue	(34,725)	(1,466)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12)	36,690

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) Canadian loan activity	-	(4,118)
NET CASH USED IN FINANCING ACTIVITIES	-	(4,118)

Effect of exchange rate changes on cash and cash equivalents	5,330	5,350

Net increase (decrease) in cash and cash equivalents	5,318	37,922

Cash and cash equivalents, beginning of period	916,780	729,936
Cash and cash equivalents, end of period	$922,098	$767,858

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASHINVESTING AND FINANCIAL ACTIVITIES
Dividends accrued on Series B preferred shares	$2,905	$2,905

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2023 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2023 as reported on Form 10-K, have been omitted.

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders’ equity.

NOTE 2- RECENT ADOPTED ACCOUNTING STANDARDS

Recent adopted accounting standards

In June 2016, the Financials Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-Financial Instruments- Credit Losses, which replaces the incurred impairment methodology  to reflect expected  credit losses. The amendments requires the measurement of all expected credit losses for financial assets held at the reporting due to the performed based on historical experience, current conditions and reasonable supportable forecasts. ASU  2016-13 is effective for annual and interim periods beginning after December 31, 2022. The Company adopted the standard on October 31, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the three months period ended January 31, 2024 $146,915 of sales was classified as deferred revenue and $193,268 of deferred revenue was reported in sales. As of January 31, 2024 and October 31, 2023 the deferred revenue was $325,445 and $360,170, respectively.

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

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2024 and 2023 the revenue by product line is as follows:

Category	Percentage	2024	Percentage	2023
Product sales	65%	409,276	62%	305,059
Support	31%	195,248	33%	160,237
Cloud & Other	4%	26,012	5%	26,823
Total	100%	630,536	100%	492,119

The Company sells its products on a worldwide basis. During the three month periods ended January 31, 2024 and 2023 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2024	Percentage	2023
Europe	49%	$310,171	37%	$179,709
North America	32%	203,807	41%	201,039
Asia Pacific	9%	53,780	16%	81,044
Middle East-Africa/Other	7%	42,824	3%	16,765
South America	3%	19,954	3%	13,562
Total	100%	$630,536	100%	$492,119

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2024.

As of January 31, 2024, the amount due related parties was $98,770 compared to $95,865 as of October 31, 2023.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the three month period ended January 31, 2023 the Company issued 130,000 options to four consultants, 7,500 to three directors and 100,000 to one officer of the Company. The options are exercisable into common stock of the Company at $0.22 per share. The Company calculated a fair value of the options of  $53,128 using the Black Scholes option pricing model with computed volatility of 192.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock  price at measurement date of $0.22, and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the three months period ended January 31, 2024 no additional option were granted.

As of January 31, 2024 the total number of options outstanding was 8,073,450 of which 6,163,950 were exercisable and 1,909,500 were not exercisable.

During the three month period ended January 31, 2024, the Company recognized $19,889 of option expense. The unrecognized future balance to be expensed over the term of the options is $43,503.

 The following sets forth the options granted and outstanding as of January 31, 2024:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31,2022	6,632,450	$0.15	4.25	5,100,960	$256,000
Granted	1,754,750	0.19	9.25	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	(313,750)	-	-	-	-
Outstanding at October 31, 2023	8,073,450	$0.16	4.60	6,157,950	$1,320,431
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding as January 31, 2024	8,073,450	$0.16	4.35	6,163,950	$1,160,762

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers.  Seven (7) resellers accounted for 50% of sales in the three months ended January 31, 2024, of which one (1) reseller accounted 25% of sales.  In the three months ended January 31, 2023, eight (8) resellers accounted for 51% of sales, of which one (1) reseller accounted for 24%. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In the three months ended January 31, 2024, no end user customers were responsible for more than 10% of our revenues and eighteen (18) end user customers were responsible for approximately 50% of gross revenue.  In the three months ended January 31, 2023, thirteen (13) end user customers were responsible for more than 50% of revenue and no end user customers was responsible for approximately 10% of gross revenue.

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

On May 28, 2023, the outstanding balance of the CEBA loans payable of CDN $20,000, US ($14,756) were forgiven per the terms of the notes agreements leaving the balance of both notes at $0 as of January 31, 2024.

NOTE 8 – SUBSEQUENT EVENTS

On February 29, 2024, the Company paid $83,069 in awards to 10 employees and consultants, $43,340 to 2 officers and accrued US$54,175 for three officers.

The Company has evaluated subsequent events to determine events occurring after January 31, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above.

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

RESULTS OF OPERATIONS

For the three month period ended January 31, 2024, revenue was $630,536 compared to $492,119 for the same period in 2023. Revenue increased for the three  month period ended January 31, 2024 over the same period in 2023 by 28.1%.  The increase in revenue for the three month period is attributed to higher sales by Cogent.

Operating expense was $592,180 for the three months period ended January 31, 2024 compared to $625,964 for the same period in 2023. The decrease in general and administrative expenses for the three month period ended January 31, 2024 over the same period in 2023, resulted from decreased expenditures primarily in advertising and stock compensation.

For the three  month period ended January 31, 2024, the Company reported an operating income of $38,356 compared to operating loss of $133,845 for the same period in 2023. The operating income during the three month period ended January 31, 2024 over the operating loss for same period in 2023 is attributable to higher sales along with lower expenses in advertising and stock compensation expenses in the three month period ended January 31, 2024, versus the same period in 2023.

Other expense for the three  month period ended January 31, 2024 was $16,972, consisting of  other income of $2,987 and a currency loss of $19,959. This compared to other expenses of $13,361 consisting of other income of $10 and currency loss of $13,371 for the same period in 2023. The amount of change in both periods was due mostly to the effect of currency exchange.

Net income after income taxes of $21,384 was reported for the three  month period ended January 31, 2024, compared to a net loss after income taxes of $147,206 for the same period in 2023. The net income  for the three month period in 2024 can be attributed to an increase of sales of 28.1% more than during the same period in 2023. Additionally, the operating expenses for the three month period ended January 31, 2024 was $33,784  less than the same period in 2023.

Net income to common stockholders was $18,479 for the three month period ended January 31, 2024, compared to net loss of $150,111 for the same period in 2023. The reduced amounts include the expense of dividend for preferred stockholders of $2,905 being accrued for the three months period ended January 31, 2024 and 2023

The Company reported comprehensive income of $23,951 for the three month period ended January 31, 2024 compared to a comprehensive loss of $144,627 for the same period in 2023. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2024, Skkynet had current assets of $1,309,512 and current liabilities of $554,119, resulting in working capital of $755,393. Accumulated deficit, as of January 31, 2024, was $6,540,298 with total stockholders’ equity of $759,480.

Net cash used in operating activities for the three month period ended January 31, 2024, was $12 compared to net cash provided in operating activities of $36,690 for the same period in 2023.  The cash used in operating activities for the three month period ended January 31, 2024 compared to the cash provided by operating activities over the same period in 2023 was primarily due an increase in accounts receivable and deferred revenue in 2024 over 2023.

Net cash provided by financing activities for the three month period ending January 31, 2024 was zero compared to net used in financing activities of  $4,118 for the same period in 2023. The repayment of loans during the three months ended January 31, 2023 accounted for the use of funds during that period.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A:  RISK FACTORS

There have been no material changes to Skkynet’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2023.

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
Date: March 13, 2024

