Form 10-Q
period 2024-04-30
Skkynet Cloud Systems, Inc.
filed 2024-06-14
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As June 14, 2024, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2024	October 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,034,972	$916,780
Accounts receivable	278,783	306,255
Receivable related parties	-	4,695
Prepaid expenses	9,580	24,261
Total current assets	1,323,335	1,251,991

Property and equipment, net of accumulated depreciation of $89,333 and$ 86,930 respectively	3,413	4,554
Total Assets	$1,326,748	$1,256,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$157,603	$84,870
Accrued liabilities – related party	181,428	95,865
Deferred revenue	372,451	360,170
Total current liabilities	711,482	540,905

Total liabilities	711,482	540,905

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,186,769	7,146,991
Accumulative other comprehensive income	84,859	74,082
Accumulated deficit	(6,709,706)	(6,558,777)
Total stockholders’ equity	615,266	715,640
Total Liabilities and Stockholders’ Equity	$1,326,748	$1,256,545

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THREE AND SIX MONTHS ENDED APRIL 30,

(Unaudited)

	Three Months		Six Months
	2024	2023	2024	2023
Revenue	$601,806	$625,464	$1,232,342	$1,117,583
Operating Expenses:
Depreciation	607	608	1,218	1,221
Salary and wages	376,028	307,788	615,167	503,515
Advertising	180,978	123,886	234,010	220,597
Stock compensation	19,889	13,826	39,778	66,109
General & administrative expenses	226,486	296,869	505,995	577,499
Operating expense	803,998	742,977	1,396,168	1,368,941

Income (loss) from operations	(202,182)	(117,513)	(163,826)	(251,358)

Other income (expense):
Other income	5,008	50	7,995	60
Currency exchange	2,288	3,809	(17,671)	(9,562)
Total other income (expense)	7,296	3,859	(9,676)	(9,502)

Income (loss) before taxes	(194,886)	(113,654)	(173,502)	(260,860)

Income taxes refund	28,383	29,839	28,383	29,839

Net income (loss)	(166,503)	(83,815)	(145,119)	(231,021)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Income (loss) to common stockholders	(169,408)	(86,720)	(150,929)	(236,831)

Foreign currency translation adjustment	(5,305)	(4,020)	(10,777)	1,464

Comprehensive income (loss)	$(174,713)	$(90,740)	$(161,706)	$(235,367)

Net income (loss) per share to common stockholders – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	53,143,822	53,143,822	53,143,822	53,143,822

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity
Balance at October 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,990,526	$(6,449,285)	$76,011	$670,596
Stock option expense	--	--	--	--	--	--	52,283	--	--	52,283
Change due to currency translation	--	--	--	--	--	--	--	--	5,484	5,484
Dividend accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	--	(2,905)

Net income (loss)	--	--	--	--	--	--	--	(147,206)	--	(147,206)

Balance at January 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,042,809	(6,599,396)	81,495	578,252
Stock option expense	--	--	--	--	--	--	13,826	--		13,826
Change due to currency translation	--	--	--	--	--	--	--	--	(4,020)	(4,020)
Dividend accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	--	(2,905)

Net income (loss)	--	--	--	--	--	--	--	(83,815)	--	(83,815)

Balance at April 30, 2023	53,143,822	53,145	5,000	5	193,661	194	7,056,635	(6,686,116)	77,475	501,338

Balance at October 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,146,991	(6,558,777)	74,082	715,640
Change due to currency translation	--	--	--	--	--	--	--	--	5,472	5,472
Dividend accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	--	(2,905)
Stock option expense	--	--	--	---	--	---	19,889	--	--	19,889

Net income (loss)	--	--	--	--	--	--	--	21,384		21,384

Balance at January 31, 2024	53,143,822	53,145	5,000	5	193,661	194	7,166,880	(6,540,298)	79,554	759,480
Change due to currency translation	--	--	--	--	--	--	--	--	5,305	5,305
Dividend accrued on series B preferred shares	--	--	--	--	--	--	--	(2,905)	--	(2,905)
Stock option expense	--	--	--	--	--	--	19,889	--	--	19,889

Net income (loss)	--	--	--	--	--	--	--	(166,503)	--	(166,503)

Balance at April 30, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,186,769	$(6,709,706)	$84,859	$615,266

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(145,119)	$(231,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,218	1,221
Option based compensation	39,778	66,109
Changes in operating assets and liabilities:
Accounts receivable	27,472	40,957
Accounts payable and accrued expenses	152,481	78,110
Accrued liabilities – related parties	4,695	9,331
Prepaid expenses and other assets	14,681	11,571
Deferred income	12,281	67,528
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	107,487	43,806

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) Canadian loan activity	-	(4,350)
NET CASH USED IN FINANCING ACTIVITIES	-	(4,350)

Effect of exchange rate changes on cash and cash equivalents	10,705	1,433

Net increase (decrease) in cash and cash equivalents	118,192	40,889

Cash and cash equivalents, beginning of period	916,780	729,936
Cash and cash equivalents, end of period	$1,034,972	$770,825

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASHINVESTING AND FINANCIAL ACTIVITIES
Dividends accrued on Series B preferred shares	$5,810	$5,810

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the six months period ended April 30, 2024 $247,356 of sales was classified as  deferred revenue and $194,201 of deferred revenue was reported in sales. As of April 30, 2024 and October 31, 2023 the deferred revenue was $372,451 and $360,170, respectively.

Accounts Receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the period. No allowance for bad debt was considered necessary for the six months ended April 30, 2024 and 2023, respectively.

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six month periods ended April 30, 2024 and 2023 the revenue by product line is as follows:

Category	Percentage	2024	Percentage	2023
Product sales	65%	802,437	68%	758,280
Support	32%	392,938	28%	312,373
Cloud & Other	3%	36,967	4%	46,930
Total	100%	1,232,342	100%	1,117,583

The Company sells its products on a worldwide basis. During the six months periods ended April 30, 2024 and 2023 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2024	Percentage	2023
Europe	43%	$531,879	31%	$342,460
North America	40%	493,568	43%	475,664
Asia Pacific	9%	105,779	15%	179,965
Middle East-Africa/Other	6%	77,138	9%	96,955
South America	2%	23,978	2%	22,539
Total	100%	$1,232,342	100%	$1,117,583

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (a) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the licenses agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parties, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2024.

As of April 30, 2024, the amount due related parties was $181,428 compared to $95,865 as of October 31, 2023.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the six months period ended April 30, 2023 the Company issued 130,000 options to four consultants, 7,500 to three directors and 100,000 to one officer of the Company. The options are exercisable into common stock of the Company at $0.22 per share. The Company calculated a fair value of the options of  $53,128 using the Black Scholes option pricing model with computed volatility of 192.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock  price at measurement date of $0.22 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the six months ended April 30, 2024, no additional option were granted.

As of April 30, 2024 the total number of options outstanding was 8,073,450 of which 6,163,950 were exercisable and 1,909,500 were not exercisable. The number, weighted-average exercise price, aggregate intrinsic value, and weighted average remain as part of the contractual term of the options that are currently exercisable.

During the six month period ended April 30, 2024, the Company recognized $39,778 of option expense. The unrecognized future balance to be expensed over the term of the options is $23,614.

The following sets forth the options granted and outstanding as of April 30, 2024:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31,2022	6,632,450	$0.15	4.25	5,100,960	$256,000
Granted	1,754,750	0.19	9.25	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	(313,750)	--	--	--	--
Outstanding at October 31, 2023	8,073,450	$0.16	4.60	6,157,950	$1,320,431
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding as April 30, 2024	8,073,450	$0.16	4.10	6,163,950	$1,120,920

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers.  Seven (7) resellers accounted for 51% of sales in the six months ending April 30, 2024, of which one (1) reseller accounted 27% of sales.  In the six months ending April 30, 2023, eight (8) resellers accounted for 51% of sales, of which one (1) reseller accounted for 27% of sales.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In the six months ending April 30, 2024, no end user customers were responsible for more than 10% of our revenues and twenty-seven (27) end user customers were responsible for approximately 50% of revenue.  In the six months ending April 30, 2023, no end user customers were responsible for more than 10% of revenue and nineteen (19) end user customer was responsible for approximately 50% of revenue.

NOTE 7 – LOANS PAYABLE

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$15,678 (CDN $20,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. On May 28, 2023, the outstanding balance of the CEBA loans payable of CDN $20,000, US ($14,756) were forgiven per the terms of the notes agreements leaving the balance of the note at $0 as of April 30, 2024.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after April 30, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above.

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

RESULTS OF OPERATIONS

For the three and six month periods ended April 30, 2024, revenue was $601,806 and $1,232,342  compared to $625,4654 and $1,117,583 for the same periods in 2023. Revenue increased for the six months period ended April 30, 2024 over the same period in 2023 by 10.2%.  The increase in revenue for the six months period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing and market recognition which has contributed to the increase in Cogent’s sales.

Operating expenses were $803,998 and $1,396,168 for the three and six months periods ended April 30, 2024 compared to $742,977 and $1,368,941 for the same periods in 2023. The increase in operating expenses for the three and six month periods ended April 30, 2024 over the same periods in 2023, resulted mostly from increase in salaries and wages.

For the three and six months periods ended April 30, 2024, the Company reported an operating loss of $202,182 and $163,826 compared to an operating loss of $117,513 and $251,358 for the same periods in 2023. The lower operating loss for the six month period ended April 30, 2024 can be attributed to increase sales versus the same period in 2023.

Other income or expense for the three and six months periods ended April 30, 2024 was income of $7,296 and a loss of $9,676. The three months period in 2024 include other income of $5,008 and currency exchange of $2,288 while the six months period include other income of $7,995 and currency loss of $17,671. This is compared to other income of $3,859 and other loss of $9,502 for the three and six months in 2023. The three and six months periods in 2023 consisted of other income of $50 and currency gain of $3,809 in three months period and other income of $60 and currency loss of $$9,562 in the six months period.

Net loss for the three  and six months periods ended April 30, 2024 was $166,503 and $145,119 compared to a net loss of $83,815 and $231,021 for the same periods in 2023. The increase in sales was the most significant contributor to the reduction in the six months losses in 2024 over 2023.

Net loss to the common stockholders was $169,408 and $150,929 for the three and six months periods ended April 30, 2024, compared to net loss of $86,720 and $236,831 for the same periods in 2023. The reduced amounts  includes the expense of dividend for preferred stockholders of $2,905 and $5,810 being accrued for the three and six months period ended April 30, 2024.

The Company reported comprehensive loss of $174,713 and $161,706 for the three and six  months periods ended April 30, 2024 compared to a comprehensive loss of $90,740 and $235,367 for the same periods in 2023. The comprehensive loss is an adjustment to net loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2024, Skkynet had current assets of $1,326,748 and current liabilities of $711,482, resulting in working capital of $615,266. Accumulated deficit, as of April 30, 2024, was $6,709,706 with total stockholders’ equity of $615,266.

Net cash provided by operating activities for the six months period ended April 30, 204 was $107,487 compared to net cash provided by operating activities of $43,806 for the same period in 2023.  The net cash provided by operating activities increase in the six months period in 2024 over 2023 resulted principally  from a change in accounts payable and accrued liabilities.

Net cash provided by financing activities for the six month period ending April 30, 2024 was zero compared to net used in financing activities of  $4,350 for the same period in 2023. The repayment of loans during the six months ended April 30, 2023 accounted for the use of funds during that period.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 14, 2024	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

