Form 10-Q
period 2024-07-31
Skkynet Cloud Systems, Inc.
filed 2024-09-13
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31. 2024

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

(888) 702-7851
(Issuer's telephone number)

Indicate by check mark whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

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

As of September 12,  2024, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified (terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions, and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2024	October 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,127,206	$916,780
Accounts receivable	228,042	306,255
Receivable - related parties	-	4,695
Prepaid expenses	12,584	24,261
Total current assets	1,367,832	1,251,991

Property and equipment, net of accumulated depreciation of $89,333 and$ 86,930 respectively	2,763	4,554
Total Assets	$1,370,597	$1,256,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$144,433	$84,870
Accrued liabilities – related party	164,755	95,865
Deferred revenue	307,262	360,170
Total current liabilities	616,450	540,905

Total Liabilities	616,450	540,905

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,206,658	7,146,991
Accumulative other comprehensive income	85,038	74,082
Accumulated deficit	(6,590,893)	(6,558,777)
Total stockholders’ equity	754,147	715,640
Total Liabilities and Stockholders’ Equity	$1,370,597	$1,256,545

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THREE AND NINE MONTHS ENDED JULY 31,

(Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Revenue	$666,359	$630,040	$1,898,701	$1,747,623
Operating Expenses:
Depreciation	603	618	1,821	1,839
Salary and wages	424,279	316,883	1,190,888	1,066,013
Advertising	1,790	127,061	235,800	347,658
Stock based compensation	19,889	12,679	59,667	78,788
General & administrative expenses	109,713	106,916	464,157	438,929
Operating expense	556,274	564,157	1,952,333	1,933,227

Income (loss) from operations	110,085	65,883	(53,632)	(185,604)

Other income (expense):
Other income	6,464	14,900	14,459	14,960
Currency exchange	5,169	(15,165)	(12,502)	(24,727)
Total other income (expense)	11,633	(265)	1,957	(9,767)

Income (loss) before taxes	121,718	65,618	(51,675)	(195,371)

Income taxes refund	-	-	28,274	29,968

Net income (loss)	121,718	65,618	(23,401)	(165,403)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Income (loss) to common stockholders	118,813	62,713	(32,116)	(174,118)

Foreign currency translation adjustment	(179)	(6,967)	(10,956)	(8,431)

Comprehensive income (loss)	$118,634	$55,746	$(21,160)	$(165,687)

Net income (loss) per share to common stockholders – basic	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic	53,143,822	53,143,822	53,143,822	53,143,822
Net income (loss) per share of common stock- diluted	$0.00	$0.00	$(0.00)	$(0.00)
Weighted average common stock outstanding- diluted	61,217,272	60,013,772	53,143,822	53,143,822

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity
Balance at October 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,990,526	$(6,449,285)	$76,011	$670,596
Stock option expense	-	-	-	-	-	-	52,283	-	-	52,283
Change due to currency translation	-	-	-	-	-	-	-	-	5,484	5,484
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net income (loss)	-	-	-	-	-	-	-	(147,206)	-	(147,206)

Balance at January 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,042,809	(6,599,396)	81,495	578,252
Stock option expense	-	-	-	-	-	-	13,826	-		13,826
Change due to currency translation	-	-	-	-	-	-	-	-	(4,020)	(4,020)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)

Net income (loss)	-	-	-	-	-	-	-	(83,815)	-	(83,815)

Balance at April 30, 2023	53,143,822	53,145	5,000	5	193,661	194	7,056,635	(6,686,116)	77,475	501,338
Stock option expense	-	-	-	-	-	-	12,679	-		12,679
Change due to currency translation	-	-	-		-	-	-	-	6,967	6,967
Dividend accrued on Series B Preferred	-	-	-	-	-	-	-	(2,905)	-	(2,905)
									-
Net income (loss)	-	-	-	-	-	-	-	65,618	-	65,618

Balance at July 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,069,314	(6,623,403)	84,442	583,697

Balance at October 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,146,991	(6,558,777)	74,082	715,640
Change due to currency translation	-	-	-	-	-	-	-	-	5,472	5,472
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889	-	-	19,889

Net income (loss)	-	-	-	-	-	-	-	21,384		21,384

Balance at January 31, 2024	53,143,822	53,145	5,000	5	193,661	194	7,166,880	(6,540,298)	79,554	759,480
Change due to currency translation	-	-	-	-	-	-	-	-	5,305	5,305
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889	-	-	19,889

Net income (loss)	-	-	-	-	-	-	-	(166,503)	-	(166,503)

Balance at April 30, 2024	53,143,822	53,145	5,000	5	193,661	194	7,186,769	(6,709,706)	84,859	615,266
Change due to currency translation	-	-	-	-	-	-	-	-	179	179
Dividend accrued on series B preferred	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889	-	-	19,889

Net income (loss)	-	-	-	-	-	-	-	121,718	-	121,718

Balance at July 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,206,658	$(6,590,893)	$85,038	$754,147

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,401)	$(165,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,821	1,839
Stock based compensation	59,667	78,788
Changes in operating assets and liabilities:
Accounts receivable	78,213	53,406
Accounts payable and accrued expenses	59,563	51,576
Accrued liabilities – related parties	64,870	29,013
Prepaid expenses and other assets	11,677	14,857
Deferred revenue	(52,908)	75,194
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	199,502	139,270

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment on) Canadian loan activity	-	(19,106)
NET CASH USED IN FINANCING ACTIVITIES	-	(19,106)

Effect of exchange rate changes on cash and cash equivalents	10,924	8,270

Net increase (decrease) in cash and cash equivalents	210,426	128,434
Cash and cash equivalents, beginning of period	916,780	729,936
Cash and cash equivalents, end of period	$1,127,206	$858,370

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES
Dividends accrued on Series B preferred shares	$8,715	$8,715

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

NOTE 2- RECENT ACCOUNTING POLICIES

Recent adopted accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-Financial Instruments- Credit Losses, which replaces the incurred impairment methodology to reflect expected credit losses. The amendments requires the measurement of all expected credit losses for financial assets held at the reporting due to the performed based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 31, 2022. The Company adopted the standard on October 31, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the nine months period ended July 31, 2024, $247,356 of sales was classified as deferred revenue and $194,201 of deferred revenue was reported in sales. As of July 31, 2024 and October 31, 2023, the deferred revenue was $307,262 and $360,170, respectively.

Accounts Receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Bad debt expense is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the period. No allowance for bad debt was considered necessary for the nine months ended July 31, 2024 and 2023, respectively.

NOTE 3- REVENUE RECOGNITION

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine-month periods ended July 31, 2024 and 2023, the revenue by product line is as follows:

Category	Percentage	2024	Percentage	2023
Product sales	66%	$1,246,252	71%	$1,246,595
Support	30%	575,346	26%	449,185
Cloud & Other	4%	77,103	3%	51,843
Total	100%	$1,898,701	100%	$1,747,623

The Company sells its products on a worldwide basis. During the nine months periods ended July 31, 2024 and 2023, the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2024	Percentage	2023
Europe	45%	$850,146	34%	$603,926
North America	40%	764,641	37%	642,158
Asia Pacific	8%	153,853	17%	292,632
Middle East-Africa/Other	6%	107,011	10%	175,670
South America	1%	23,050	2%	33,237
Total	100%	$1,898,701	100%	$1,747,623

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2024.

As of July 31, 2024, the amount due related parties were $164,755 compared to $95,865 as of October 31, 2023.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five-year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the nine months period ended July 31, 2023, the Company issued 130,000 options to four consultants, 7,500 to three directors and 100,000 to one officer of the Company. The options are exercisable into common stock of the Company at $0.22 per share. The Company calculated a fair value of the options of  $53,128 using the Black Scholes option pricing model with computed volatility of 192.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock  price at measurement date of $0.22 and the expected term of ten years. The options are expensed over a five-year period with 20% upon issuance and 20% for the first and each subsequent year.

During the nine months ended July 31, 2024, no additional option were granted.

As of July 31, 2024 the total number of options outstanding was 8,073,450 of which 6,163,950 were exercisable and 1,909,500 were not exercisable.

During the nine-month period ended July 31, 2024, the Company recognized $59,667 of option expense. The unrecognized future balance to be expensed over the term of the options is $3,725.

The following sets forth the options granted and outstanding as of July 31, 2024:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2022	6,632,450	$0.15	4.25	5,100,960	$256,000
Granted	1,754,750	$0.19	9.25	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	(313,750)	-	-	-	-
Outstanding at October 31, 2023	8,073,450	$0.16	4.60	6,157,950	$1,320,431
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding as July 31, 2024	8,073,450	$0.16	3.85	6,443,200	$3,064,093

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. Five (5) resellers accounted for 50% of sales in the nine months ending July 31, 2024, of which one (1) reseller accounted for 27% of sales. In the nine months ending July 31, 2023, eight (8) resellers accounted for 51% of sales, of which one (1) reseller accounted for 25% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the nine months ending July 31, 2024, no end user customers were responsible for more than 10% of our revenues and thirty-two (32) end user customers were responsible for approximately 50% of revenue. In the nine months ending July 31, 2023, no end user customers were responsible for more than 10% of revenue and twenty-five (25) end user customers were responsible for approximately 50% of revenue.

NOTE 7 – LOANS PAYABLE

On December 15, 2020, the Company’s subsidiary Cogent Systems issued a two year note for US$15,678 (CDN $20,000) under the Canadian Emergency Business Account (CEBA). The CEBA provides interest free loans to small businesses to help cover operating costs during a period when their revenues may have been reduced due to the impact of COVID-19. The loan is subject to zero interest and 25% of the amount will be forgiven if 75% of the loan amount is repaid on or before December 31, 2022. On May 28, 2023, the outstanding balance of the CEBA loans payable of CDN $20,000, US ($14,756) were forgiven per the terms of the notes agreements leaving the balance of the note at $0 as of July 31, 2024.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined that none exist.

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

The Company provides software and related systems and facilities to collect, process, and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise, and control industrial processes and financial information systems. By using this software, and when requested by a client, our web-based assets gives our clients and their relevant customers are given the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop, or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and nine-month periods ended July 31, 2024, revenue was $665,359 and $1,898,701 compared to $630,040 and $1,747,623 for the same periods in 2023. Revenue increased for the nine months period ended July 31, 2024 over the same period in 2023 by 8.6%.  The increase in revenue for the nine months period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing which has contributed to the increase in Cogent’s sales.

Operating expenses were $556,274 and $1,952,333 for the three and nine-month periods ended July 31, 2024 compared to $564,157 and $1,933,227 for the same periods in 2023. The increase in operating expenses for the three and nine-month periods ended July 31, 2024 over the same periods in 2023, resulted mostly from increases in salaries and wages.

For the three and nine-month periods ended July 31, 2024, the Company reported an operating profit before tax considerations of $121,718 and net operating loss of $51,675 compared to an operating profit of $65,618 and net operating loss of $195,371 for the same periods in 2023. The lower operating loss for the nine-month period ended July 31, 2024 can be attributed to increased revenues versus the same period in 2023.

Other income for the three and nine-month periods ended July 31, 2024 was income of $11,633 and $1,957. The three month period in 2024 includes other income of $6,464 and currency exchange of $5,169 while the nine month period includes other income of $14,459 and currency loss of $12,502. This is compared to other loss of $265 and $9,767 for the three and nine- month in 2023. The three-and nine-month periods in 2023 consisted of other income of $14,000 and currency loss $15,165 in the three month period and other income of $14,960 and currency loss of $24,727 in the nine- month period.

For the three and nine-month periods ended July 31, 2024 net income after tax was $121,718 and net loss of $23,401 compared to a net income of $65,618 and net loss of $165,403 for the same periods in 2023. The increase in revenues was the most significant contributor to the reduction in the nine- month losses in 2024 over 2023.

Net income to common shareholder was $118,813 and net loss was $32,116 for the three and nine-month periods ended July 31, 2024, compared to net income of $62,713 and a loss of $174,118 for the same periods in 2023. The reduced amounts include the expense of dividends for preferred stockholders of $2,905 and $8,715 being accrued for the three and nine-months period ended July 31, 2024.

The Company reported comprehensive income of $118,634 and loss of $21,160 for the three and nine-months periods ended July 31, 2024 compared to a comprehensive income of $55,746 and loss of $165,687 for the same periods in 2023. Comprehensive income and  loss reflects the net change with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2024, Skkynet had current assets of $1,370,597 and current liabilities of $616,450, resulting in working capital of $754,147. Accumulated deficit, as of July 31, 2024, was $6,590,893 with total stockholders’ equity of $754,147.

Net cash provided by operating activities for the nine-months period ended July 31, 2024 was $199,502 compared to net cash provided by operating activities of $139,270 for the same period in 2023.  The net cash provided by operating activities increase in the nine-months period in 2024 over 2023 resulted principally from a reduction of net loss of $89,302 from the previous year along with change in accounts payable and accrued liabilities.

Net cash provided by financing activities for the nine-month period ending July 31, 2024 was zero compared to net cash used in financing activities of $19,106 for the same period in 2023. The repayment of loans during the nine months ended July 31, 2023 accounted for the use of funds during that period.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework-2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 12, 2024	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

