Form 10-K
period 2024-10-31
Skkynet Cloud Systems, Inc.
filed 2025-01-31
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒      No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer X	☒	Smaller reporting company	☒
Emerging Growth Company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐      No ☒

The aggregate number of shares of the voting stock held by non-affiliates on April 29, 2024 was 15,801,100 with a market value of $2,844,198. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 31, 2025, was 53,143,822 plus 193,661 of Series B preferred shares.

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

ITEM 1: BUSINESS.

Overview

Skkynet is a Nevada corporation headquartered in Mississauga, Canada. Skkynet operates its business through its wholly owned subsidiaries Cogent Real-Time Systems, Inc. (“Cogent”), Skkynet, Inc. (“Skkynet (USA)”), Skkynet Corp. (“Skkynet (Canada)”).  Skkynet was established to enhance Cogent’s existing business lines through the integration of cloud-based systems (“Cloud”), and to deliver a Software-as-a-Service (“SaaS”) product targeting the Industrial Internet of Things (“IoT”) market, often referred to by the term “Industry 4.0”.

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

We believe there is a steady movement of manufacturing facilities from developed countries to underdeveloped countries because of the economic advantages of lowering production costs; however, this relocation process should not be viewed in traditional frameworks alone.  In the United States there is a movement from high to low-cost states such as Alabama, and, for other reasons, European and Asian manufacturers are locating their own manufacturing facilities within the United States.  The tendency is to relocate physical plants while preserving the overall engineering skills, process analytics and related intellectual property and management systems at home.  This geographical distinction between production and engineering requires the ability to remotely monitor these systems during operations to control processes in real-time while preserving the safety, confidentiality and integrity of the manufacturer’s process and information.  There are other aspects of the same remote capabilities: we have determined a growing need for large enterprise to have the ability to safely share information on operations to third parties (e.g. suppliers, or contract manufacturers), and to access this data for Artificial Intelligence (“AI”) applications.  Our products and Cloud-based services are designed to address these issues and concerns, and to enable these AI applications.

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

_______________________

1 https://www.bcgperspectives.com/content/articles/engineered_products_project_business_industry_40_future_productivity_growth_manufacturing_industries/

2 https://www.bcgperspectives.com/content/articles/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4/

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy.  Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.  Cogent had $2,561,745 in annual revenues from its operations for its fiscal year ended October 31, 2024 and $2,374,216 in annual revenues for the fiscal year ended October 31, 2023.

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

—

connection to data from MQTT clients to connect remote sensors and other Cloud-based services, such as ‘big data’ analytics and Artificial Intelligence applications, offered by Amazon, Microsoft and others;

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

2.

Aggregate data and connect to any application on Microsoft Azure; our customers can securely take advantage of the hundreds of 3rd party tools available in the Microsoft Azure marketplace. They can seamlessly connect to Azure IoT Hub—or any OPC UA or MQTT supported system—for real-time remote monitoring, and control, using standard protocols, and add applications and programs running on Azure or elsewhere, as needed; and

3.

Securely sharing data with third parties; our technology is particularly adept at allowing our customers to view custom data sets, give equipment vendors access to maintenance and performance statistics for their machines, and keep raw materials suppliers informed of current stock levels and usage rates.

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

The Company sells to their end-user customers both directly and through resellers.  Seven (7) resellers accounted for 51% of sales in fiscal 2024 and nine (9) resellers accounted for 50% of sales in fiscal 2023.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In fiscal 2024, no end user customers were responsible for more than 10% of our revenues and thirty-five (35) end user customers were responsible for approximately 50% of gross revenue.  In fiscal 2023, no end user customer was responsible for more than 10% of revenue and thirty-one (31) end user customers were responsible for approximately 50% of gross revenue.

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

Our on-premises software is available for download from our product website, https://cogentdatahub.com.  Our Cloud-based service is available for registration at the Microsoft Azure Marketplace3.  A customer can install and use the on-premises software in demonstration mode for a limited time, after which they can re-start the software to reset the time limit.  This allows a potential customer to configure and test the software in their system before purchase, both to ensure that it meets their needs and to determine which product features they will want to purchase.  Similarly, the Cloud-based service is available to potential customers to sign up and use it for a paid trial to configure and test, as well as other service levels for full system implementations.

To ensure smooth implementation of our software in a customer’s environment we have organized approximately fifty (50) different technical partners and resellers in different geographic areas with whom we cooperate.  Some of them also sell related hardware and software products of their own, and assist us in the installation, monitoring, and maintenance of our products within their customer base.  These technical partners may be listed on our website.  We continuously seek to recruit new technical partners.  We have made recent progress on partnering with world-class hardware companies such as Microsoft (world’s largest software vendor), Siemens AG (world’s largest industrial automation vendor), AVEVA (wholly owned subsidiary of Schneider Electric, the world’s largest industrial software market channel).

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

____________________________

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

We maintain distribution relationships with approximately 50 companies around the world.  These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide.  We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software,4 and we also became a Certified Technology Partner to AVEVA, where our DataHub software is made available directly from AVEVA’s website for download and evaluation.5,6

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the Cogent DataHub and the security model of our Cogent DataHub service for Microsoft Azure. This is augmented by product features within industry email publications (e.g. Automation.com), and various industry-specific conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of over 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, X (Twitter), and YouTube accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

Our revenue sources

Our revenue comes from the following sources:

•	Software licensing for industrial automation systems
•	Software licensing for OEM customers
•	Software support program renewals
•	Legacy installation support
•	Custom integration and development
•	Monthly support revenue from financial clients
•	SaaS revenue from Cogent DataHub service for Microsoft Azure

___________________________

4 https://skkynet.com/siemens/

5 https://skkynet.com/aveva/

6 For example, https://www.aveva.com/en/products/datahub-tunneller-for-opc/

More than 70% of our revenues are derived from software licensing for industrial automation systems, while financial trading, software support, custom development, and legacy system support account for the remainder.

Our expenses

Our typical expenses are primarily incurred in the following areas: wages, benefits, and contractors, of which about half are for software development; office and general; sales, marketing, advertising, and promotion.  In future years, we expect the proportion of expenses in our operating budgets allocable to the categories of programming development and sales personnel to increase, as well as the expenses associated with maintaining and improving our Cloud-based service for our customers.

Our business plans

We believe that we have substantial room for growth in three primary areas of our business.  The first is the expansion of our current lines of business providing real-time data software to the industrial automation markets.  Second, is the deployment of our products and services through Cloud-based SaaS products.  Third, is the application of our products and services to new business lines such as AI-focused providers, embedded products or combination solutions (such as our recent partnering with Siemens); where “edge-processing” is required (e.g. remote AI-enabled monitoring, analysis and control of assets over third party networks).  We have limited resources to apply to marketing and sales in these areas.  We believe that this revenue can be improved through dedicated marketing and sales effort.

As stated above, we expect the second area of growth to be in the provision of Cloud services for real-time data.  This is a market that is still in its formative stages around the world, and our technology is well suited to its development.  We will expand and focus our software development on modifying our existing products to provide a smoother and more secure user experience for real-time data handling in the Cloud.  Real-time Cloud systems require two components – a local component running at the customer’s site, and a Cloud component running on a managed Cloud infrastructure system.  Our software development will focus on improving security and reducing the friction for users to deploy the local component on their systems.  At the same time, we will improve the user experience and automation of the Cloud component to reduce the cost of management, deployment and scaling as the number of customers grows.  We rent Cloud server space from Cloud infrastructure providers such as Amazon Web Services and Microsoft Azure, and/or run and maintain our own servers.  In the future, we may transition to our own servers as resources permit, and if there is an economic rationale to do so.

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

The third area of growth is also related to Cloud systems and AI.  For the past 30 years, commercial activity on the Internet has been dominated by business-to-consumer or business-to-business applications.  The advent of extremely low-cost and low power consumption sensors will change that, making the Internet into a viable medium for machine-to-machine applications.  That is, sensors, machines, appliances and other devices will become directly connected data transmitters, numbering in the billions.  This rise of machine-to-machine communication will require the kinds of real-time data distribution that will be at the center of our Cloud activity.  In combination with recent advances in AI-enabled analysis, we believe that our Cloud services will be positioned to take advantage of the future development of this “Internet of Intelligent Things.” Some examples of applications that need this kind of data access are home energy monitoring, commercial building energy management, agricultural monitoring, weather monitoring, remote seismic sensing, fleet tracking and asset maintenance.

The impact of AI

Goldman Sachs7 issued guidance that over $1T will  be put towards AI capital expenditures in the coming years.  A recent survey published by the Economist Group8 reported that only 22% of organizations say their current architecture can support AI workloads without modifications, and 48% of data engineers spend most of their time resolving data source connections.  S&P Global Market Intelligence surveyed9 over 1,500 AI leaders who reported that data management is the #1 barrier to AI success.  With respect to AI adoption in the industrial sector, recent studies have shown that less than 20% of AI pilots end up in production.   The key limitations are security, real-time processing and robust data pipelines.  In summary, the largest challenge is that companies do not have the architecture and systems in place to support the data demands of AI initiatives.

Skkynet’s software has a proven technological approach that can address these concerns.  Confirmed by our customer base and now used to accelerate AI adoption, our pilot-to-production ratio is over 90%.  More importantly, our software is also being adopted by companies that focus on machine learning.  In the competitive landscape, many companies claim to specialize in AI or machine learning, and yet others provide data contextualization.  However, they lack the technology needed to seamlessly connect operations data with IT systems or the Cloud.  In some cases, they use file transfers, but all lack real-time, bi-directional data flow.  For this reason, we have recently seen AI-focused companies choosing our software to be part of their solution stack.

Today, AI models are mostly hosted on the Cloud, although we see this as a short-term solution.  Due to the key limitations, we outlined above (security, real-time processing and data pipelines) we believe long term AI models will be hosted locally.  Yet the ability to securely access bidirectional data is the critical component that no competitor can adequately address today.

These business areas are inter-related.  A customer of our Cloud services may also want to install our software in their plant facility.  Any existing on-premise software customer is a potential customer for our Cloud services.  In effect, each of our commercial offerings will act as a possible source of sales for the others.  Our goals in increasing our sales of software is both to improve short-term revenue and to create a market for our Cloud services.  Once established, our Cloud services will further create a market for our on-premise software products.

In order to pursue all of these business areas, we will require capital to hire the personnel needed to explore and develop a strategy to pursue potential customers in each area.

_________________________

7 https://www.goldmansachs.com/images/migrated/insights/pages/gs-research/gen-ai--too-much-spend,-too-little-benefit-/TOM_AI%202.0_ForRedaction.pdf

8 https://www.databricks.com/sites/default/files/2024-11/unlocking-enterprise-ai.pdf

9 https://www.aiunplugged.io/wp-content/uploads/2024/01/2023-Global-Trends-in-AI-Report.pdf

Our intellectual property

We have an exclusive license of all of our intellectual property and enhancements thereof, licensed to Cogent Real-Time Systems, Inc., our wholly owned subsidiary, from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CEO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment, Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license, we have nine U.S. patents and several patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092, 9,667,689 and 10,498,796, Japanese Patent Nos. JP6314204, and Canadian Patent No. 2,813,076.

The second patent family includes U.S. Patent Serial Nos. 9,100,424, 9,288,272 and 9,762,675 directed towards system and methods for secure real-time cloud services. The system and methods provide a communication framework between sensors, devices, and machinery and the users of that data from any remote location that is connected to the Internet without requiring open inbound firewall ports, while at the same time enabling high data rates, low latency and full bidirectionality.  The graphical and networking features of RIA frameworks in combination with the patented system and method provide low-latency, real-time data applications in a web browser securely over the Internet.  The patent family includes Japanese Patent No. JP6689838 and Canadian Patent Application No. 2,991,685.

A third patent family includes U.S. Patent Serial Nos. 10,462,206 and 10,558,744 and corresponding Canadian Patent No. 3,062,745 for improved methods to network bidirectional real-time data directly from within Microsoft Excel.

A fourth patent family includes U.S. Patent Serial Nos. 11,627,114, 11,943,205, 12,107,835, 12,107,836 and 12,113,777 for novel methods for tunnelling historical data.  Corresponding Canadian Patent Application No. 3,181,369 is pending.

A fifth patent family includes a U.S., and Canadian applications filed to cover novel methods of multi-device support for certain IoT protocols.

Further patents are being sought as new technologies are being developed.

As part of our license, we have the exclusive right to use several registered trademarks including “DATAHUB” and “SKKYNET” which are registered in the United States and Canada.  We have trade secrets and technical know-how that we protect through confidentiality and restrictive covenants with our employees and contractors.  Finally, under our license agreement, we have exclusive rights to all copyrighted software and written materials, which are stored as backups in several different physical locations, and in secure, encrypted format.

Our competition

We face competition from several vendors who offer products similar to ours in the industrial automation space.  Some of these competitors have resources and revenues larger than ours; however, our software is compatible with their products, making it common for a customer to install software from both us and our competition in the same system.  There are also a number of large industrial automation vendors who offer SCADA systems to their clients.  Examples include Siemens, ABB, Emerson Process Management, Rockwell Automation, Honeywell Process Solutions, Schneider Electric, GE Invensys, and PTC.  We view these companies and others performing similar services as potential competitors inasmuch as they have resources to link their SCADA functions to a Cloud based system; however, we are not currently aware that any vendor is doing so yet.  Since these companies already have an installed base of SCADA customers whose systems can be easily connected to our software, these companies also represent an opportunity for joint sales or OEM licensing.  A number of these companies are already our customers, and two are official partners (Siemens and AVEVA/Schneider).

There do not currently appear to be Cloud system companies organized for the purpose of hosting real-time industrial data and connectivity.  One company, LogMeIn, Inc. (previously Pachube and then Cosm Ltd.), provides Cloud storage services for sensor data, but we do not regard them as competitive due to their focus on storage rather than real-time collection and distribution. Cloud infrastructure companies such as Amazon, Microsoft (Azure) and Google offer pre-configured applications or computing platforms for remotely hosting a customer’s IT activities. Their primary purpose is to provide the computing substrate for the customer’s applications. As such, these companies, as presently operated, act as suppliers of computing resources to us, not as competition.

Employees

Currently, other than our four officers, we have eight full time employees and five consultants.

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

ITEM 1B:  UNSOLVED STAFF COMMENTS

None

ITEM 1C: CYBERSECURITY

We are highly dependent on third-party provided software applications  to conduct key operations. We depend on both our own systems as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Our cybersecurity evaluation identifies various risks and issues that we continue to mitigate to further improve our program. These include:

•	Establishing a cybersecurity training program..
•	Setting up and implementing a third-party risk management program to support a Third-Party Risk Management Policy and process to assess the risks associated with our critical third-party vendor engagements.
•	Setting up and testing a Cybersecurity Incident Response Plan.
•	Establishing additional processes for identifying cybersecurity threats and vulnerabilities within the environment in which we operate.
•	Enhancing our technical security safeguards and configurations.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements.  Our Company maintains an insurance policy through an independent insurance company for claims pursuant to a cybersecurity claim for damages.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2024; the Company had 53,143,822 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 500,000 are designated as Series B preferred shares, par value $.001. As of October 31, 2024, 5,000 preferred shares were issued and outstanding, and 193,661 shares of Series B Preferred authorized were issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1 st Qtr. 2023	0.25	0.18
2 nd Qtr. 2023	0.38	0.18
3 rd. Qtr. 2023	0.30	0.24
4 th Qtr. 2023	0.59	0.17
1st Qtr. 2024	0.47	0.22
2nd Qtr. 2024	0.35	0.15
3rd Qtr. 2024	0.68	0.25
4th Qtr. 2024	0.68	0.34

As of October 31, 2024, the Company estimates there are approximately 106 “holders of record” of its common stock.

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

Dividends of 6% of the value of $1.00 per share are being accrued on our Series B preferred shares and as of October 31, 2024 the balance due was $107,485.

Unregistered Sale of Equity Securities

None

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

Cogent’s market has been primarily in industrial automation. With little advertising, Cogent has also acquired a number of financial trading companies as clients, due to the fact that Cogent’s software is both source and content agnostic. High-speed trading and high-speed industrial automation behave very similarly at the level of abstraction that Cogent’s software uses. Recently, Cogent has been working with Japanese companies to penetrate the lucrative embedded device manufacturing world. Japan is one of the largest producers of consumer and business electronics devices, more and more of which contain small embedded computers. Cogent has been working with partners in Japan to establish a name and presence in this world, with the aim of having Cogent’s software installed directly on the electronic devices, allowing the manufacturers to instantly make them network accessible.

The Company believes that deploying its product in a Cloud environment will increase the potential applications for customers and broaden its usage and expansion into various markets including Cloud industrial middleware, Cloud financial services, home monitoring, fleet tracking, and energy usage monitoring. New applications that may not exist today but will through the new Cloud platform may also open new markets unknown to Skkynet today. However, management will carefully monitor the growth in new markets and manage each opportunity to maximize its return and minimize risks. This includes selecting specific markets with known trends to introduce their products and services and maintain a controlled release until the market has been understood and sales in the market have become significant to the Company. Only then will the Company risk new markets for its product. We must also include additional staffing at the senior management level with proven experiences and business records in the Company’s environment to implement these markets.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenue for the periods indicated:

	For Years Ended October 31,
	2024		2023
Revenue	$2,561,745	100%	$2,374,216	100%
Operating expenses:
General operating expense	2,500,623	97.6%	2,487,967	(106)%
Depreciation	2,425	0.00%	2,447	0.00%
Income (loss) from operations	58,697	2.3%	(117,943)	(4.9)%
Other income (expense)	14,265	0.1%	(9,826)	(0.4)%
Net income (loss) before taxes	72,962	2.4%	(127,769)	(5.4)%
Tax refund	26,128	1.0%	29,897	(1.3)%
Net income (loss)	$99,090	3.4%	$(97,872)	(4.1)%

Revenue: For the year ended October 31, 2024, the Company had revenues of $2,561,745 compared to $2,374,216 of revenues for the year ended October 31, 2023. This reflects an increase of $187,529 from 2024 over 2023. Revenue increases can be attributed to the increase of sales in the Cogent subsidiary. During the year ended October 31, 2024, the Company’s deferred revenue was $338,382 compared to a deferred revenue balance of $360,170 as of October 31, 2023, a decrease of $21,788. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized over the next 39 months.

Operating  Expenses:  Total operating expenses, excluding depreciation, increased to $2,500,623 in the year ended October 31, 2024 compared to $2,487,967 for the same period in 2023. This was an increase of $12,656 and as a percentage of revenue G&A decreased to 97.6% in 2024 from 106% in 2023. The percentage decrease of G&A is attributed to higher revenue in the Cogent subsidiary in 2024 over 2023.

Depreciation and Amortization: The Company had depreciation of $2,425 in the year ended October 31, 2024 compared to $2,447 in the same period in 2023.

Other Income (Expense): Other income totaled $14,265 during the year ended October 31, 2024 compared to other expense of $9,826 during the same period in 2023. The currency exchange in 2024 of $11,341 was compared to $6,087 in currency exchange for the same period in 2023. An increase in other income of $25,461 over last year is the primary reason that  the Company had other income in the year ended October 31, 2024 verses other expense in the same period in 2023.

Income Tax: During the years ended October 31, 2024 and 2023 the Company and its subsidiary incurred no tax. The subsidiary filed tax returns as a foreign corporation. During the year ended October 31, 2024,  the subsidiary received a tax refund of $26,128 compared to a refund of $29,897 for the same period in 2023.

Net Income (Loss): The Company recorded net income of $99,090 for the year ended October 31, 2024 compared to net loss of $97,872 in the same period in 2023, a  positive  variance of $196,962. The increase in sales in the Cogent subsidiary was sufficient to overcome the increase in expenses in 2024 resulting in the net income in 2024 compared to a net loss in 2023.

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

Working Capital: At October 31, 2024, the Company had working capital of $887,374 with current assets of $1,547,330 and current liabilities of $659,956 with a current ratio of 2.34 to 1. The current assets consisted of cash of $1,158,255, accounts receivable of $361,480, and prepaid expense and other receivable of $27,595. The current liabilities of the Company at October 31, 2024 are composed primarily of accounts payable and accrued expenses of $154,634, accrued liabilities to related party of $166,940, and deferred revenue of $338,382. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized over the next 39 months.

Operating Activities: Net cash provided by operating activities during the year ended October 31, 2024 was $234,638 compared to net cash provided of $207,822 for the same period in 2023. This represents a  positive change of $26,816.

Financing Activities: Net cash provided by financing was zero for the year ended October 31, 2024 compared to net cash used in financing activities of $19,016 in 2023. The change results from the payback of the Canadian emergency loans in 2023 of $19,106.

As of October 31, 2024, the Company had total assets of $1,549,486 and total liabilities of $659,956 compared to $1,256,545 and $540,905, respectively for the same period in 2023. Stockholders’ equity as of October 31, 2024 was $889,530 compared to stockholder’s equity of $715,640 at October 31, 2023, an increase of $173,890.

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

Critical Accounting Policies and Recent Accounting Pronouncements

The accounting policies and pronouncements are discussed in the financial footnotes of the Company and should be referenced therein. Of the policies, Management considers that of the Company’s significant accounting policies and estimates, revenue recognition involves a higher degree of judgment or complexity and is believed to be a critical accounting policy (See Note -2  Critical and Significant Accounting Policies)

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. We identified this as a material weakness over overall internal controls that are not in place to provide adequate segregation of duties and oversight over accounting functions. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this evaluation, management has concluded that the Company’s  control over financial reporting is not effective.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	61	November 2011	Chairman of the Board of Directors ,CEO & Director
Mr. Paul E. Thomas	50	March 2013	Director, President and Secretary
Mr. Paul Benford	57	March 2013	Director and COO
Mr. Lowell Holden	82	--	CFO and Treasurer
Mr. Xavier Mesrobian	61	November 2024	Director
Mr. Norman Evans	70	August 2013	Independent Director
Mr. Kenneth W. Jennings	76	August 2013	Independent Director
Mr. John X. Adiletta	76	September 2014	Independent Director

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

ANDREW S. THOMAS:   Mr. Andrew S. Thomas has been the Chief Executive Officer and the Chairman of the Board of Director of Skkynet since November 1, 2011. From May 1995 to the present, Mr. Thomas has been the founder, President and CEO of Cogent Real-Time Systems, Inc. our wholly owned subsidiary. Prior thereto from 1992-1995 Mr. Thomas was an independent process control consultant and systems integrator and software developer of real time data communications systems. Mr. Thomas received a Master of Applied Science in Engineering from the University of Waterloo in 1991 and a B.A. in Applied Science from the University of Waterloo in 1987. Mr. Andrew Thomas’s qualifications to serve as a director of the Company consist of his experience in our products and services development and strategic planning, and his broad, fundamental understanding of the business drivers affecting the Company.

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

LOWELL HOLDEN:  Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March 2012.  Since 1983, Mr. Holden owns and operates his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses.  Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech, Inc (NBIO). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

XAVIER MESROBIAN: Mr. Xavier Mesrobian has been the Vice President of Sales and marketing since October 1, 2013. On November 1, 2024, Mr. Mesrobian resigned as Vice President of Sales and was elected to the board of directors. He has direct experience with cutting edge venture-backed software start-ups and possesses extensive experience in technical sales. Since 2008, Mr. Mesrobian was an Account Development Executive at ADP Inc., Dealer Services Division. Prior to his work at ADP, from 2003 to 2007, he was Director of Product Management and Business Development at Decisiv, Inc., a leading provider of a Service Relationship Management (SRM) platform, and prior thereto he was the Director of Market Development at Novarra Inc., an internet mobility software company. Mr. Mesrobian received a BA from Carleton University in Economics.

NORMAN EVANS:  Mr. Norman Evans has been a director of the Company since August 2013 and has retired as the Chief Financial Officer of Cipher Pharmaceuticals Inc., a Canadian publicly listed pharmaceutical company.  Mr. Evans is also a Chartered Accountant with over 25 years of business experience.  Prior to his work at Cipher, from 1996 to 2006, Mr. Evans was Vice-President of Finance at MDS Pharma Services, a pharmaceutical services company, and prior thereto was a Partner at Ernst & Young Inc.  Mr. Evans received a B.Sc. from Concordia University and received his Canadian Chartered Accountant designation in 1980.  Mr. Evans’ qualifications to serve as a director of Skkynet consist of his experience in conducting audits, corporate governance and financial reporting for public companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2024:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Xavier Mesrobin	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
John X Adiletta	Director	Yes
Michael Thomas	Advisor	Yes

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past two years:

DIRECTORS and OFFICERS – COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Andrew S. Thomas, (1,6)	2024	129,817	--	-	--	-	--	--	129,817
Chief Executive Officer	2023	130,733	--	-	--	-	--	--	130,733
Paul Benford, (1,6)	2024	129,817	--	-	--	-	-	-	129,817
Chief Operating Officer	2023	130,733	--	-	--	-	-	-	130,733
Lowell Holden, (2)	2024	49,193	7,423						56,616
Chief Financial Officer	2023	48,000	7,417						55,417
Paul E. Thomas, (3,6)	2024	129,817	--	-	--	-	-	-	129,817
President	2023	130,733							130,733
Xavier Mesrobin,	2024	113,259	36,736	32,906	--	--	--	--	182,901
Vice President Sales (5,6)	2023	130,856	--	29,244	--	--	--	----	160,100
Norman Evans,	2043	--	-	30,000	-	-	-	--	30,000
Director (4)	2023	--	-	30,000	-	-	-	-	30,000
Kenneth Jennings,	2024	--	--	30,000	--	--	--	--	30,000
Director (4)	2023	--	--	30,000	--	--	--	--	30,000
John X Adiletta,	2024	--	--	30,000	--	--	--	--	30,000
Director (4)	2023	-	--	30,000	--	--	--	--	30,000

(1)	Mr. Andrew S. Thomas and Mr. Benford each received cash payments paid by Cogent Real-Time Systems Inc. of $129,817, respectively.
(2)	Mr. Holden through LS Enterprises, Inc., a company of which he is President, received $56,616.
(3)	Mr. Paul E. Thomas received cash payments of $129,817 for consulting services through LifeCycle IP Management Inc., which he owns.
(4)	Directors’ fees of $30,000 per year per director were paid in cash to three outside directors.
(5)	Mr. Mesrobin was paid $113,259 in salary, $36,736 in bonus and $32,906 in commissions.
(6)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.

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

Directors receive $2,500 per month each in fees and are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas (1)(2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	22,308,300		41.81	300,000
Paul E. Thomas (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,338,900		10.05	290,000
Paul Benford (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,660,400		16.29	250,000
Lowell Holden (1)(3) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	218,989	(3)	0.39	172,500
Norman Evans (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	245,600		0.46	74,000
Kenneth Jennings (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	308,600		0.58	83,750
Xavier Mesrobian 2233 Argentia Road, Suite 306 Mississauga, Ontario, Canada, L5N 2X7	86,400		0.00	603,000
John X Adiletta (1)
2233 Argentia Road Suite 306
Mississauga, Ontario, Canada L5N2X7	183,533		0.35	64,750
All directors and officers as a group	37,342,722		70.27	1,838,000

(1)	Denotes officer or director.
(2)	Mr. Andrew Thomas’s shares are held by Sakura Software, which is owned by Mr. Thomas.
(3)	Mr. Holden holds 208,989 of his shares directly and 10,000 indirectly through a related party.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2024, is 8,073,450 options. Currently, the 2012 Plan is administered by the Board of Directors.

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

The following table sets forth the option holder as of October 31, 2024:

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2024 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were each paid $129,897 as salary for the fiscal year ended October 31, 2024 for serving as the CEO and COO of Cogent.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $48,000 during the year ended October 31, 2024 in consulting fees by the Company

Mr. Paul E. Thomas, the President of the Company was paid $129,897 for services for the fiscal year ended October 31, 2024.

Mr. Xavier Mesrobin was paid $149,995 in salary and $36,736 in commissions for services for the fiscal year ended October 31, 2024.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

	2024	2023
Audit fees	$49,250	$42,500
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2024 and 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 31, 2025.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Andrew Thomas
Andrew Thomas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2025

Signature	Title

/s/ Andrew Thomas	Chairman, Chief Executive Officer
Andrew Thomas	(Principal Executive Officer) and Director

/s/ Paul Thomas	Director, President
Paul Thomas

/s/ Paul Benford	Director and COO
Paul Benford

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden	Principal Accounting Officer, Treasurer

/s/ Norman Evans	Director
Norman Evans

/s/ Kenneth Jennings	Director
Kenneth Jennings

/s/ John X Adiletta	Director
John X Adiletta

/s/ Xavier Mesrobin	Director
Xavier Mesrobin

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. (“the Company”) as of October 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 in the financial statements

Description of the Critical Audit Matter

As discussed in Note 2, the Company recognizes revenue when (or as) the entity satisfies its performance obligations.

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

Fruci & Associates II, PLLC – PCAOB ID #5525

We have served as the Company’s auditor since 2020.

Spokane, Washington

January 31, 2025

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,158,255	$916,780
Accounts receivable	361,480	306,255
Receivables – related parties	-	4,695
Prepaid expenses	27,595	24,261
Total current assets	1,547,330	1,251,991

Property and equipment, net of accumulated depreciation of $ 88,746 and $86,930, respectively	2,156	4,554
Total assets	$1,549,486	$1,256,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$154,634	$84,870
Accrued liability - related parties	166,940	95,865
Deferred revenue	338,382	360,170
Total current liabilities	659,956	540,905

Total liabilities	659,956	540,905

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	194	194
Common stock, $0.001 par value, 70,000,000 authorized, 53,143,822 and 53,143,822 issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,226,547	7,146,991
Accumulated other comprehensive income (loss)	80,946	74,082
Accumulated deficit	(6,471,307)	(6,558,777)
Total stockholders’ equity	889,530	715,640

Total liabilities and stockholders’ equity	$1,549,486	$1,256,545

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2024	2023
Revenue	$2,561,745	$2,374,216

Operating expenses:
Salary and wages	1,302,904	1,241,416
Consultants	139,193	138,000
Advertising	315,259	425,972
Option discount	79,556	98,677
General and administrative expense	663,711	585,647
Depreciation	2,425	2,447
Operating expense	2,503,048	2,492,159

Income (loss) from operations	58,697	(117,943)

Other income (expense):
Other income	25,606	145
Debt recovery (expense)	-	(18,712)
Canadian emergency business relief account	-	14,828
Currency exchange	(11,341)	(6,087)
Total other income (expense)	14,265	(9,826)

Income (loss) before taxes	72,962	(127,769)

Income tax refund	26,128	29,897

Net income (loss)	99,090	(97,872)

Preferred dividends	(11,620)	(11,620)

Income (loss) to common shareholders	87,470	(109,492)

Foreign currency translation adjustments	6,864	1,929

Comprehensive income (loss)	$94,334	$(107,564)

Net income (loss) per share to common shareholders, basic	$0.00	$(0.00)

Net income (loss) per share to common shareholders, diluted	$0.00	$(0.00)

Weighted average number of shares outstanding, basic	53,143,822	53,143,822

Weighted average number of shares outstanding, diluted	61,217,272	53,143,822

                      The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2024 AND 2023

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at October 31, 2022	53,143,822	$53,145	5,000	$5	193,661	$194	$6,990,526	($6,449,285)	$76,011	$670,596
Stock option expense	-	-	-	-	-	-	98,677	-	-	98,677
Option issued for liabilities-RP	-	-	-	-	-	-	57,788	-	-	57,788
Change due to currency exchange	-	-	-	-	-	-	-	-	(1,929)	(1,929)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(11,260)	-	(11,620)

Net income (loss)	-	-	-	-	-	-	-	(97,872)	-	(97,872)

Balance at October 31, 2023	53,143,822	53,145	5,000	5	193,661	194	7,146,991	(6,558,777)	74,082	715,640
Stock option expense	-	-	-	-	-	-	79,556	-	-	79,556
Change due to currency exchange	-	-	-	-	-	-	-	-	6,864	6,864
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(11,620)	-	(11,620)

Net income (loss)	-	-	-	-	-	-	-	99,090	-	99,090

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$99,090	$(97,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,425	2,447
Option based compensation	79,556	98,677
Changes in operating assets and liabilities:
Accounts receivable	(55,225)	71,236
Prepaid and other assets	(3,334)	1,472
Accounts payable and accrued expense	69,764	26,668
Accrued liability-related party	64,150	26,639
Deferred revenue	(21,788)	78,555
Net cash provided by (used in) operating activities	234,638	207,822

Cash flows from financing activities:
Repayment of loan	-	(19,106)
Net cash provided by (used in) financing activities	-	(19,106)

Effect of foreign exchange on cash and cash equivalents	6,837	(1,872)

Net increase (decrease) in cash and cash equivalents	241,475	186,844
Cash and cash equivalents– beginning of year	916,780	729,936
Cash and cash equivalents– end of year	$1,158,255	$916,780

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Dividends accrued on series B preferred shares	$11,620	$11,620

The accompanying notes are an integral part of these consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Skkynet Cloud Systems, Inc. (“Skkynet”, the “Company”), a Nevada Corporation headquartered in Toronto, Canada was formed on August 31, 2011. Skkynet operates it business through its wholly owned subsidiaries Cogent Real-Time Systems, Inc. (Cogent)(Canada), Skkynet Corp (Canada), and Skkynet, Inc. (USA). Skkynet was formed primarily for the purpose of taking the existing business lines of Cogent and its current and future customers and integrating these businesses with Cloud based systems. We also intend to expand the areas of business activity to which the kinds of products and services we provide are applied.

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products, and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.

NOTE 2 – CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries Cogent Real Time Systems, Inc (Canada), Skkynet Corp. (Canada) and Skkynet Inc (US). All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash deposits are insured up to US$250,000 in US banks and CDN$100,000 in Canadian banks. The concentration of the Company’s cash deposits at times may exceed the insured amount, leaving the Company exposed to a credit risk on its deposits.

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

Revenues from cloud services are recognized over time (typically, on a monthly basis) as service is provided.

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the year ended  October 31, 2024, $274,083 of deferred revenue was returned to sales. As of October 31, 2024 and 2023 the deferred revenue was $338,382 and $360,170, respectively.

Management considers that of the Company’s significant accounting policies and estimates, revenue recognition involves a higher degree of judgment or complexity and is believed to be a critical accounting policy:

Accounts Receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Credit losses are a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was credit losses were considered necessary for the years ended October 31, 2024 and October 31, 2023, respectively. However, the Company expensed zero in bad debt for the year ending in 2024 compared to the recovery of $18,712 during the same period in 2023. The company has adopted (ASU) 2016-13 Financial Instruments- Credit Losses as noted below.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended October 31, 2024 and 2023 were $315,259 and $425,972, respectively.

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

Impairment of Long-lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Basic and Diluted Net Loss Per Share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the years ended October 31, 2024 and 2023, 8,220,163 respectively, of potentially issuable shares of common stock from stock options have been included in the calculations.

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

Income taxes for subsidiaries Cogent Real-Time Systems and Skkynet Corp are subject to the tax statutes in their country of domicile which is Canada.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 Financial Instruments- Credit Losses, which replaces the incurred impairment methodology  to reflect expected  credit losses. The amendments requires the measurement of all expected credit losses for financial assets held at the reporting due to the performance based on historical experience, current conditions and reasonable supportable forecasts. ASU  2016-13 is effective for annual and interim periods beginning after December 31, 2022. The Company adopted the standard on October 31, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 22023-07 “Improvements to Reportable Segment Disclosure (Topic 280)”.The change in this announcement requires more detailed profit and loss reporting by business segments used by the Company to determine the allocation of assets. This Amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024.  The Company is presently evaluating the pronouncement to determine if it will have an impact on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2024 and 2023:

	2024	2023
Property and equipment	$90,902	$91,484
Less: accumulation depreciation	(88,746)	(86,930)
Net property and equipment	$2,156	$4,554

Depreciation expense totaled $2,425 and $2,447 for the years ended October 31, 2024 and 2023, respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2024, and 2023:

	2024	2023
Income/(Loss) Before Income Taxes	$347,249	$294,562
Income Tax Recovery	72,922	61,858
Valuation Allowance	(72,922)	(61,858)
Net Amount	$-	$-

Net Operating Losses	$870,579	$2,008,102
Tax Rate	21%	21%

Deferred Tax Assets	230,703	421,701
Valuation Allowance	(230,703)	(421,701)
Net Deferred Tax Assets	$-	$-

The US companies had a net income of $347,249 and $294,562  for the years ended October 31, 2024 and 2023, respectively. As of October 31, 2024, the US Companies had a net operating loss carry forward of $870,579, which can be used to offset future taxable income.  Beginning December 31, 2022, 80% of the qualified net operating loss can be carried forward and applied against future net income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2024 and 2023 is as follows:

	2024	2023
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	-%	-%

The US Companies, due to their losses, have not filed US Corporate tax returns and are subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2024 and 2023:

	2024	2023
Income/(Loss) Before Income Taxes	$(259,816)	$(404,055)

Income Tax Expense	68,851	107,074
Valuation Allowance	(68,851)	(107,074)
	$-	$-

Net Operating Losses	$(259,816)	$(404,055)
Tax Rate	26.5%	26.5%

Deferred Tax Assets	230,703	161,852
Valuation Allowance	(230,703)	(161,852)
Net Deferred Tax Assets	$-	$-

The Canadian Companies had net loss of $259,816 and $404,055 for the years ended October 31, 2024 and 2023, respectively. As of October 31, 2024, the Company had a net operating loss carry forward of $614,182 which can be used to offset future taxable income.  The carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2024 and 2023 is as follows:

	2024	2023
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5)%	(26.5)%
Effective tax rate	-%	-%

The Canadian Companies have filed corporate tax returns through October 31, 2024 and returns since 2017 are open to examination.

During the years ended October 31, 2024 and 2023 Cogent received tax refunds of $26,128 and $29,897, respectively.  The refunds are received under a scientific research and development program.

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

The Company has elected to amortize the options over the vesting period of the option as stock-based compensation. During the year ended October 31, 2024, the Company expensed $79,556 for options. The unrecognized future balance to be expensed over the term of the options is $293,326.

The number of outstanding options  as of year ended October 31, 2024 was 8,073,450

The following sets forth the options granted and outstanding as of October 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Granted
		Exercise	Contract	Options	Intrinsic
	Options	Price	Life	Exercisable	Value
Outstanding at October 31, 2022	6,632,450	0.15	4.25	5,100,960	$256,000
Granted	1,754,750	0.19	9.25	-	-
Exercised	-	-	-	-
Forfeited/Expired by termination	(313,750)	-	-	-	-
Outstanding at October 31, 2023	8,073,450	0.16	4.60	6,157,950	1,320,431
Granted	-	-	-	-	-
Exercises	-	-	-	-	-
Forfeited/ Expired by termination	-	-	-	-	-
Outstanding at October 31, 2024	8,073,450	0.16	3.60	6,490,700	$2,822,540

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payment have been made as of October 31, 2024.

On July 30, 2015 the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. Series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend. During the years ended October 31, 2024 and 2023 the Company recognized but did not pay dividends of $11,620 each year. As of the year ended October 31, 2024, the total amount of dividends due to the preferred shareholders was $107,485.

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

As of October 31, 2024 and 2023, the Company had the following outstanding accrued liabilities due to related parties:

	2024	2023
Accrued liabilities - related parties	$59,455	$-
Accrued commissions	-	-
Accrued dividends preferred shares	107,485	95,865
Total accrued liabilities- related parties	$166,940	$95,865

NOTE 7 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers.  Seven (7) resellers accounted for 51% of sales in fiscal 2024 and nine (9) resellers accounted for 50% of sales in fiscal 2023.  The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In fiscal 2024, no end user customers were responsible for more than 10% of our revenues and thirty-five (35) end user customers were responsible for approximately 50% of gross revenue.  In fiscal 2023, no end user customer was responsible for more than 10% of revenue and thirty-one (31) end user customers were responsible for approximately 50% of gross revenue.

NOTE 8 – REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2024, and 2023 was as follows:

	2024		2023
Category	Percent	Amount	Percent	Amount
Software sales	67%	$1,708,579	71%	$1,679,856
Support sales	30%	766,351	27%	639,066
Other sales	3%	86,815	2%	55,294
Total	100%	$2,561,745	100%	$2,374,216

The Company sells its products on a worldwide basis.  During the years ended October 31, 2024, and 2023 the Company’s revenue resulted in the following amounts geographically:

	2024		2023
Area	Percent	Amount	Percent	Amount
North America	37%	942,794	36%	$850,790
Europe	45%	1,156,230	35%	835,155
Asia Pacific	9%	238,853	19%	447,766
South America	3%	67,234	3%	60,915
Other	6%	156,634	7%	179,590
Total	100%	$2,561,745	100%	$2,374,216

NOTE 9 – EQUITY

The Company’s authorized shares of common stock is 70,000,000 with a par value of $0.001. as of October 31, 2024 the total shares outstanding were 53,143,822.

The Company’s authorized shares of preferred stock is 5,000,000 with a par value of $0.001. On March 31, 2012, the Company issued 5,000 shares of Series A preferred stock at $0.001 per share with a value of $5 as founders to two related parties. The preferred shares contain certain voting rights allowing the holders of the shares to elect a majority of the Board of Directors until December 31, 2016 at which time the rights expired.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. Series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend. During the years ended October 31, 2024 and 2023 the Company recognized but did not pay dividends of $11,620 each year. As of the year ended October 31, 2024, the total amount of dividends due to the preferred shareholders was $107,485.

NOTE 10- SUBSEQUENT EVENTS

On November 11, 2024, the Company issued 631,250 options to 18 individuals with an exercise price of $0.51 per share.

The Company has evaluated subsequent events to determine events occurring after October 31, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

