Form 10-Q
period 2025-01-31
Skkynet Cloud Systems, Inc.
filed 2025-03-17
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As March 17, 2025, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical, or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow, the Company’s ability to establish a global market, the Company’s ability to successfully consummate future acquisitions, and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2025	October 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,310,916	$1,158,255
Accounts receivable	513,179	361,480
Prepaid expenses	22,739	27,595
Total current assets	1,846,834	1,547,330

Property and equipment, net of accumulated depreciation of $86,273 and $99,764 respectively	1,510	2,156
Total Assets	$1,848,344	$1,549,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$156,652	$154,634
Accrued liabilities – related party	185,896	166,940
Deferred revenue	362,683	338,382
Total current liabilities	705,231	659,956

Total Liabilities	705,231	659,956

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,258,645	7,226,547
Accumulative other comprehensive income	76,273	80,946
Accumulated deficit	(6,245,149)	(6,471,307)
Total stockholders’ equity	1,143,113	889,530
Total Liabilities and Stockholders’ Equity	$1,848,344	$1,549,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For Three Months Ended January 31,
	2025	2024
Revenue	$828,052	$630,536

Operating Expenses:
Depreciation	580	611
Salaries and wages	228,359	239,139
Advertising	108,560	53,032
Stock compensation	32,098	19,889
General & administrative expenses	260,218	279,509
Operating expense	629,815	592,180

Income from operations	198,237	38,356

Other income (expense):
Other income	9,752	2,987

Currency exchange	21,074	(19,959)
Total other income (expense)	30,826	(16,972)

Income before taxes	229,063	-

Income taxes	-	-

Net income	229,063	21,384

Preferred dividends	(2,905)	(2,905)

Income to common stockholders	226,158	18,479

Foreign currency translation adjustment	4,673	5,472

Comprehensive income	$230,831	$23,951

Net income per share to common stockholders- basic	$0.00	$0.00
Weighted average common shares outstanding -basic	53,143,822	53,143,822
Net income per share to common stockholders - diluted	$0.00	$0.00
Weighted average common shares outstanding – diluted	61,758,522	61,217,272

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity

Balance at October 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,146,991	$(6,558,777)	$74,082	$715,640
Change due to currency translation	-	-	-	-	-	-	-	-	5,472	5,472
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889	-	-	19,889

Net income	-	-	-	-	-	-	-	21,384		21,384

Balance at January 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,166,880	$(6,540,298)	$79,554	$759,480

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530
Change due to currency translation	-	-	-	-	-	-	-	-	(4,673)	(4,673)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	32,098	-	-	32,098

Net income	-	-	-	-	-	-	-	229,063	-	229,063

Balance at January 31, 2025	53,143,822	$53,145	5,000	$5	193,661	$194	$7,258,645	$(6,245,149)	$76,273	$1,143,113

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,063	$21,384
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	580	611
Stock based compensation	32,098	19,889
Changes in operating assets and liabilities:
Accounts receivable	(151,699)	(61,343)
Accounts payable and accrued expenses	2,018	45,034
Accrued liabilities – related parties	16,051	4,695
Prepaid expenses and other assets	4,856	4,443
Deferred revenue	24,301	(34,725)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	157,268	(12)

Effect of exchange rate changes on cash and cash equivalents	(4,607)	5,330

Net increase in cash and cash equivalents	152,661	5,318

Cash and cash equivalents, beginning of period	1,158,255	916,780
Cash and cash equivalents, end of period	$1,310,916	$922,780

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends accrued on Series B preferred shares	$2,905	$2,905

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2024 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2024 as reported on Form 10-K, have been omitted.

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders’ equity.

NOTE 2 – RECENT ADOPTED ACCOUNTING STANDARDS

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting The change in this announcement requires more detailed profit and loss reporting by business segments used by the Company to determine the allocation of assets. ASU 2016-07 is effective for annual periods beginning after December 15, 2023 and interim periods within the fiscal years beginning December 15, 2024. The Company is evaluating the adoption of the standard but believe it will not have a material impact on the Company’s consolidated financial statements.

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Credit losses is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the years ended October 31, 2024 and October 31, 2023, respectively. However, the Company expensed $13,468 in credit loss for the three months ended January 31, 2025 compared to none during the same period in 2024.

NOTE 3 – REVENUE RECOGNITION

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the three months period ended January 31, 2025 $236,755 of sales was classified as deferred revenue and $200,323 of deferred revenue was reported as sales. As of January 31, 2025 and October 31, 2024 the deferred revenue was $362,683 and $338,382, respectively.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2025, and 2024 the revenue by product line is as follows:

Category	Percentage	2025	Percentage	2024
Product sales	74%	$615,865	65%	$409,276
Support	25%	203,771	31%	195,248
Cloud & Other	1%	8,416	4%	26,536
Total	100%	$828,052	100%	$630,536

The Company sells its products on a worldwide basis. During the three months period ended January 31, 2025, and 2024 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2025	Percentage	2024
Europe	46%	$379,912	49%	$310,171
North America	19%	155,199	32%	203,807
Asia Pacific	15%	123,484	9%	53,780
Middle East Africa/Other	19%	157,488	7%	42,824
South America	1%	11,969	3%	19,954
Total	100%	$828,052	100%	$630,536

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2025.

As of January 31, 2025, the amount due to related parties was $185,896 compared to $166,940 as of October 31, 2024. As of January 31, 2025, the amount consisted of accrued dividends of $110,390, accrued director's fees of $6,000 and accrued liabilities of $69,506.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the three months period ended January 31, 2025 the Company issued 631,250 options 18 individuals. The options are exercisable into common stock of the Company at $0.41 per share. The Company calculated a fair value of the options of $53,128 using the Black Scholes option pricing model with computed volatility of 128.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.51 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

As of January 31, 2025 the total number of options was 8,704,700 with 6,628,950 exercisable and 2,075,750 not exercisable.

During the three month period ended January 31, 2025, the Company recognized $32,098 of option expense. The unrecognized future balance to be expensed over the term of the options is $381,087.

The following sets forth the options granted and outstanding as of January 31, 2025:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2024	8,073,450	$0.16	4.35	6,163,950	$1,160,762
Granted	631,250	0.41	9.75	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding as January 31, 2025	8,704,700	$0.18	4.46	6,628,950	$5,247,380

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and through resellers. In the three months ended January 31, 2024, seven (7) resellers accounted for 50% of sales, of which one (1) reseller accounted 25% of sales. In the three months ended January 31, 2025, seven (7) resellers accounted for 53% of sales, of which two (2) resellers each accounted for more than 10%, representing 26% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the three months ended January 31, 2024, no end user customers were responsible for more than 10% of gross revenue and eighteen (18) end user customers were responsible for approximately 50% of gross revenue. In the three months ended January 31, 2025, one (1) end user customer was responsible for 14% of revenue and nine (9) end user customers were responsible for approximately 51% of gross revenue

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after January 31, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above.

ITEM2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company provides software and related systems and facilities to collect, process, and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise, and control industrial processes and financial information systems. By using this software and, when requested by a client, our web based assets; our clients and their relevant customers are given the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop, or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three month period ended January 31, 2025, revenue was $828,052 compared to $630,536 for the same period in 2024. Revenue increased for the three months period ended January 31, 2024 over the same period in 2024 by 31.3%. The increase in revenue for the three months period is attributed to higher sales by Cogent. The Company is benefiting from its prior investment in sales and marketing, which has contributed to the increase in Cogent’s sales.

Operating expense was $629,815 for the three month periods ended January 31, 2025 compared to $592,180 for the same periods in 2024. The decrease in general and administrative expenses offset by an increase in advertising for the three months periods ended January 31, 2025 over the same periods in 2024, resulted in an increase in expenses in 2025 over the same period in 2024.

For the three months periods ended January 31, 2025, the Company reported an operating income of $198,237 compared to operating income of $38,356 for the same period in 2024. The operating income during the three months period ended January 31, 2025 over the operating income for same period in 2024 is attributable to higher revenues along with minimal change in expenses in the three months period ended January 31, 2025, versus the same period in 2024.

Other income for the three  months period ended January 31, 2025 was $30,826, consisting of  other income of $9,752 and a currency gain of $21,074. This compared to other expense of $16,972 consisting of other income of $2,987 and a currency loss of $19,959 for the same periods in 2024. The amount of change in both periods was due mostly to the effect of currency exchange.

Net income, after income taxes of $229,063, was reported for the three months period ended January 31, 2025, compared to net income after income taxes of $21,384 for the same period in 2024. The net income for the three month period in 2025 can be attributed to an increase in revenue of 31.3% more than during the same period in 2024. Additionally, the operating expenses for the three months period ended January 31, 2025 was only $30,929 more than the same period in 2024.

Net income to common stockholders was $226,158 for the three months period ended January 31, 2025, compared to net income of $18,479 for the same period in 2024. Net income to common shareholders includes the expense of dividend for preferred stockholders of $2,905 being accrued for the three months period ended January 31, 2025 and 2024.

The Company reported comprehensive income of $230,831 for the three months period ended January 31, 2025 compared to a comprehensive income of $23,951 for the same period in 2024. The comprehensive income is an adjustment to net gain or loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2025, the Company had current assets of $1,846,834 and current liabilities of $705,231, resulting in working capital of $1,141,603. Accumulated deficit, as of January 31, 2025, was $6,245,149 with total stockholders’ equity of $1,143,113.

Net cash provided by operating activities for the three months period ended January 31, 2025, was $157,268 compared to net cash used in operating activities of $12 for the same period in 2024. The cash provided by operating activities for the three months period ended January 31, 2025 compared to the cash used in operating activities over the same period in 2024 was primarily due an increase in revenue in 2025 over 2024 of $197,500.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2024.

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

SKKYNET CLOUD SYSTEMS, INC.

Date: March 17, 2025	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer
(Duly Authorized Principal Financial Officer)

