Form 10-Q
period 2025-04-30
Skkynet Cloud Systems, Inc.
filed 2025-06-13
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

Yes: ☒     No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted it on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As June 13, 2025, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2025	October 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,249,541	$1,158,255
Accounts receivable	420,888	361,480
Prepaid expenses	17,752	27,595
Total current assets	1,688,181	1,547,330

Property and equipment, net of accumulated depreciation of $90,509 and $ 99,764 respectively	978	2,156
Total Assets	$1,689,159	$1,549,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$129,557	$154,634
Accrued liabilities – related party	217,177	166,940
Deferred revenue	412,075	338,382
Total current liabilities	758,809	659,956

Total Liabilities	758,809	659,956

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,281,184	7,226,547
Accumulative other comprehensive income	71,599	80,946
Accumulated deficit	(6,475,777)	(6,471,307)
Total stockholders’ equity	930,350	889,530
Total Liabilities and Stockholders’ Equity	$1,689,159	$1,549,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	As of April 30,
	Three Months		Six Months
	2025	2024	2025	2024
Revenue	$585,712	$601,806	$1,414,764	$1,232,342

Operating Expenses:
Depreciation	581	607	1,161	1,218
Salaries and wages	431,936	376,028	660,295	615,167
Advertising	79,919	180,978	188,479	234,010
Stock compensation	22,539	19,889	54,637	39,778
General & administrative expenses	245,430	226,486	506,648	505,995
Operating expenses	780,405	803,998	1,411,220	1,396,168

Income (loss) from operations	(194,693)	(202,182)	3,544	(163,826)

Other income (expense):
Other income	8,357	5,008	18,109	7,995
Bad debt expense	(13,474)	-	(13,474)	-
Currency exchange	(26,673)	2,288	(5,599)	(17,671)
Total other income (expense)	(31,790)	7,296	(964)	(9,676)

Income (loss) before taxes	(226,483)	(194,886)	2,580	(173,502)

Income taxes refund (expense)	(1,240)	28,383	(1,240)	28,383

Net income (loss)	(227,723)	(166,503)	1,340	(145,119)

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Income (loss) to common stockholders	(230,628)	(169,408)	(4,470)	(150,929)

Foreign currency translation adjustment	(4,674)	(5,305)	(9,347)	(10,777)

Comprehensive income (loss)	$(235,302)	$(174,713)	$(13,817)	$(161,706)

Net income per share to common stockholders- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic and diluted	53,143,822	53,143,822	53,143,822	53,143,822

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at October 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,146,991	$(6,558,777)	$74,082	$715,640
Change due to currency translation	-	-	-	-	-	-	-	-	5,472	5,472
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889	-	-	19,889

Net income	-	-	-	-	-	-	-	21,384		21,384

Balance at January 31, 2024	53,143,822	53,145	5,000	5	193,661	194	7,166,880	(6,540,298)	79,554	759,480
Change due to currency translation	-	-	-	-	-	-	-	-	5,305	5,305
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	19,889			19,889
							-	-	-	-
Net loss	-	-	-	-	-	-	-	(166,503)	-	(166,503)

Balance at April 30, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,186,769	$(6,709,706)	$84,859	$615,266

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530
Change due to currency translation	-	-	-	-	-	-	-	-	(4,673)	(4,673)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	32,098	-	-	32,098

Net income	-	-	-	-	-	-	-	229,063	-	229,063

Balance at January 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,258,645	(6,245,149)	76,273	$1,143,113
Change due to currency translation	-	-	-	-	-	-	-	-	(4,674)	(4,674)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	22,539	-	-	22,539

Net loss	-	-	-	-	-	-	-	(227,723)		(227,723)

Balance at April 30, 2025	53,143,822	$53,145	5,000	$5	193,661	$194	$7,281,184	$(6,475,777)	$71,599	$930,350

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,340	$(145,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,161	1,218
Stock based compensation	54,637	39,778
Bad debt expense	13,474	-
Changes in operating assets and liabilities:
Accounts receivable	(72,882)	27,472
Accounts payable and accrued expenses	(25,077)	152,481
Accrued liabilities – related parties	44,427	4,695
Prepaid expenses and other assets	9,843	14,681
Deferred revenue	73,693	12,281
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	100,616	107,487

Effect of exchange rate changes on cash and cash equivalents	(9,330)	10,705

Net increase in cash and cash equivalents	91,286	118,192

Cash and cash equivalents, beginning of period	1,158,255	916,780
Cash and cash equivalents, end of period	$1,249,541	$1,034,972

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends accrued on Series B preferred shares	$5,810	$5,810

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

NOTE 2- SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Credit losses is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the six months ended April 30, 2025 and the year ended October 31, 2024, respectively. However, the Company expensed $13,474 in credit loss for the six months ended April 30, 2025 compared to none during the same period in 2024.

Basic and Diluted Net Loss Per Share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the six months ended April 30, 2025 and 2024, 8,604,700 and 8,073,450, respectively, of potentially issuable shares of common stock from stock options have not been included in the calculations due to losses in each respective period.

NOTE 3- REVENUE RECOGNITION

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

Maintenance support services are initially classified as deferred revenue and are recognized as revenue on a straight-line basis over the service period of the arrangement which is normally one year.

Revenue from cloud services is recognized over time (typically, on a monthly basis) as service is provided.

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the six month period ended April 30, 2025, $108,047 of sales was classified as deferred revenue and $198,515 of deferred revenue was reported as revenue. As of April 30, 2025 and October 31, 2024, deferred revenue was $412,075 and $338,382, respectively.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six month periods ended April 30, 2025, and 2024 the revenue by product line is as follows:

Category	Percentage	2025	Percentage	2024
Product sales	69%	$974,251	65%	$802,437
Support	28%	400,689	32%	392,938
Cloud & Other	3%	39,824	3%	36,967
Total	100%	1,414,764	100%	$1,232,342

The Company sells its products on a worldwide basis. During the six month periods ended April 30, 2025, and 2024 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2025	Percentage	2024
Europe	39%	554,798	43%	531,879
North America	37%	517,146	40%	493,568
Asia Pacific	11%	161,101	9%	105,779
Middle East Africa/Other	12%	168,436	6%	77,138
South America	1%	13,283	2%	23,978
Total	100%	$1,414,764	100%	$1,232,342

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

Real Innovations, in turn, entered into a master intellectual property license agreement (the “License Agreement”) with Cogent for all of the same IP. Under the License Agreement Real Innovations granted a royalty-free license in perpetuity to Cogent for the use and exploitation of the IP in return for which Cogent agreed to: (i) pay all operating expenses of Real Innovations incurred in connection with the continued prosecution of pending patent applications and others that may be prepared; (ii) prosecute all claims for infringement of the IP; (iii) defend and indemnify Real Innovations from and against all claims of infringement of the IP asserted by third parties against Real Innovations, Cogent or our Company; (iv) purchase liability insurance in favor of Real Innovations for this purpose. Under the termination provision of the license’s agreement, there is no unilateral right of termination. Termination may occur by mutual consent of the parties, the Company ceasing doing business, by breach by the Company or by the Company failing to maintain the license and the support to prosecute and protect the license under applicable laws.

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2025.

As of April 30, 2025, the amount due to related parties was $217,177 compared to $166,940 as of October 31, 2024. As of April 30, 2025, the amount consisted of accrued dividends of $113,295, and accrued liabilities of $103,882.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the six month period ended April 30, 2025 the Company issued 631,250 options to 18 individuals. The options are exercisable into common stock of the Company at $0.41 per share. The Company calculated a fair value of the options of $53,128 using the Black Scholes option pricing model with computed volatility of 128.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.51 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

As of April 30, 2025 the total number of options was 8,604,700 of which 6,608,950 are exercisable and 1,995,750 not exercisable.

During the six month period ended April 30, 2025, the Company recognized $54,637 of option expense. The unrecognized future balance to be expensed over the term of the options is $358,548.

The following sets forth the options granted and outstanding as of April 30, 2025:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2024	8,073,450	$0.16	3.60	6,490,700	$2,822,540
Granted	631,250	0.41	9.75	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	(100,000)	-	-	-	-
Outstanding as April 30, 2025	8,604,700	$0.18	4.46	6,608,950	$5,442,535

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and indirectly, through resellers. In the six months ended April 30, 2024, 7 resellers accounted for 51% of sales, of which 1 reseller accounted for 27% of sales. In the six months ended April 30, 2025, 7 resellers accounted for 51% of sales, of which 1 reseller accounted for 22% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the six months ended April 30, 2024, no end user customers were responsible for more than 10% of gross revenue and 27 end user customers were responsible for approximately 50% of gross revenue. In the six months ended April 30, 2025, no end user customers were responsible for more than 10% of gross revenue and 14 end user customers were responsible for approximately 50% of gross revenue.

NOTE 7 – EQUITY

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. Series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend. During the six months periods ended April 30, 2025 and 2024, the Company recognized but did not pay dividends of $2,905 for the respective quarters. As of April 30, 2025, the total amount of dividends due to the preferred shareholders was $113,295.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after April 30, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above .

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

RESULTS OF OPERATIONS

For the three and six month periods ended April 30, 2025, revenue was $585,712 and $1,414,764 compared to $601,806 and $1,232,342 for the same periods in 2024. Revenue increased for the six month period ended April 30, 2025 over the same period in 2024 by 14.8%. The increase in revenue for the six month period is attributed to benefiting from its prior investment in sales and marketing, which has contributed to the increase in sales. As Company sales increases, revenue from quarter to quarter is dependent on the timing of orders placed by its customers. Additionally, as larger customers place orders, the revenue volume can fluctuate significantly. During the quarter ending April 30, 2025, the Company had 14% fewer individual software orders compared to the first quarter ending January 31, 2025 resulting in 32% less revenue in the second quarter. The Company cannot determine if there were any significant external factors in the marketplace that impacted the results.

Operating expense was $780,405 and $1,411,220 for the three and six month periods ended April 30, 2025 compared to $803,998 and $1,396,168 for the same periods in 2024. The decrease in advertising expenses of $45,532 was offset by an increase in stock based compensation of $14,859 due to added options issued plus an increase in salaries and wages of $45,128 for the six month period ended April 30, 2025 over the same periods in 2024, resulted in an increase in the six month expenses in 2025 over the same period in 2024. Salaries and wages expense increased in the six months ended April 30, 2025 due to new hires plus increased bonus payments during that period.

For the three and six month periods ended April 30, 2025, the Company reported an operating loss of $194,693 and operating income of $3,544 compared to operating losses of $202,182 and $163,826 for the same periods in 2024. The operating income during the six month period ended April 30, 2025 over the operating loss for same period in 2024 is attributable to higher revenues offsetting the increased expenses in the six month period ended April 30, 2025, versus the same period in 2024.

Other expenses for the three and six month periods ended April 30, 2025 was $31,790 and $964, consisting of other income of $8,357 and $18,109, currency loss of $26,673 and $5,599 plus a bad debt expense of $13,474. This compared to other income of $7,296 for the three months and other loss of $9,676 during the six months period ended April 30, 2024. Other income and expense consisted of other income of $5,008 and $7,995, currency income of $2,288 and currency loss of $17,671 for the same periods in 2024. The amount of change in both periods was due to the effect of currency exchange plus bad debt expense of $13,474.

Net loss before taxes of $226,483 and net income before taxes of $2,580, was reported for the three and six month periods ended April 30, 2025, compared to net loss of $194,886 and $173,502 for the same periods in 2024. Net loss after tax for the three months periods ended April 30, 2025 was $227,723 and net income after taxes for the six months period was $1,340 compared to net loss of $166,503 and $145,119 for the same periods in 2024. These amounts reflect tax payments and refunds during the six month periods.

Net loss to common stockholders was $230,628 and $4,470 for the three and six month periods ended April 30, 2025, compared to net loss of $169,408 and $150,929 for the same periods in 2024. Net income to common shareholders includes the expense of dividend for preferred stockholders of $2,905 and $5,810 being accrued for the three and six month periods ended April 30, 2025 and 2024.

The Company reported comprehensive losses of $235,302 and $13,817 for the three and six month periods ended April 30, 2025 compared to a comprehensive loss of $174,713 and $161,706 for the same periods in 2024. Comprehensive income is an adjustment to net gain or loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2025, the Company had current assets of $1,689,159 and current liabilities of $758,809, resulting in working capital of $930,350. Accumulated deficit, as of April 30, 2025, was $6,475,777 with total stockholders’ equity of $930,350.

Net cash provided by operating activities for the six month period ended April 30, 2025, was $100,616 compared to net cash provided by operating activities of $107,487 for the same period in 2024. The cash provided by operating activities for the six month period ended April 30, 2025 compared to the net cash provided in operating activities over the same period in 2024 was primarily due to a reduction of the net loss of $138,875 in the same period of 2025 over 2024.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Date: June 13, 2025

