Form 10-Q
period 2025-07-31
Skkynet Cloud Systems, Inc.
filed 2025-09-15
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As September 15, 2025, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2025	October 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,352,883	$1,158,255
Accounts receivable	230,408	361,480
Prepaid expenses	32,289	27,595
Total current assets	1,615,580	1,547,330

Property and equipment, net of accumulated depreciation of $90,893 and $88,746 respectively	384	2,156
Total Assets	$1,615,964	$1,549,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$146,852	$154,634
Accrued liabilities – related party	182,485	166,940
Deferred revenue	339,609	338,382
Total current liabilities	668,946	659,956

Total Liabilities	668,946	659,956

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,315,687	7,226,547
Accumulative other comprehensive income	72,114	80,946
Accumulated deficit	(6,494,127)	(6,471,307)
Total stockholders’ equity	947,018	889,530
Total Liabilities and Stockholders’ Equity	$1,615,964	$1,549,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	As of July 31,
	Three Months		Nine Months
	2025	2024	2025	2024
Revenue	$482,682	$666,359	$1,897,446	$1,898,701
Operating Expenses:
Depreciation	600	603	1,761	1,821
Compensation expense	318,519	424,279	1,206,261	1,190,888
Advertising	55,001	1,790	243,480	235,800
Stock compensation	34,503	19,889	89,140	59,667
General & administrative expenses	126,462	109,713	405,663	464,157
Operating expenses	535,085	556,274	1,946,305	1,952,333

Income (loss) from operations	(52,403)	110,085	(48,859)	(53,632)

Other income (expense):
Other income	11,857	6,464	29,966	14,459
Bad debt expense	(157)	-	(13,631)	-
Currency exchange	(3,532)	5,169	(9,131)	(12,502)
Total other income (expense)	8,168	11,633	7,204	1,957

Income (loss) before taxes	(44,235)	121,718	(41,655)	(51,675)

Income taxes refund (expense)	28,790	-	27,550	28,274

Net income (loss)	(15,445)	121,718	(14,105)	(23,401)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Income (loss) to common stockholders	(18,353)	118,813	(22,820)	(32,116)

Foreign currency translation adjustment	515	(179)	(8,832)	(10,956)

Comprehensive income (loss)	$(17,838)	$118,634	$(31,652)	(21,160)

Net income per share to common stockholders- basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding -basic	53,143,822	53,143,822	53,143,822	53,143,822

Net income per share to common stockholders – diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average common stock outstanding- diluted	53,143,822	61,217,272	53,143,822	53,143,822

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at October 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,146,991	$(6,558,777)	$74,082	$715,640
Change due to currency translation	--	-	--	-	--	-	-	-	5,472	5,472
Dividend accrued on series B preferred shares	--	-	--	-	--	-	-	(2,905)	-	(2,905)
Stock option expense	--	-	--	---	--		19,889	-	-	19,889

Net income	--	-	--	-	--	-	-	21,384		21,384

Balance at January 31, 2024	53,143,822	53,145	5,000	5	193,661	194	7,166,880	(6,540,298)	79,554	759,480
Change due to currency translation	--	-	--	-	--	-	-	-	5,305	5,305
Dividend accrued on series B preferred shares	--	-	--	-	--	-	-	(2,905)	-	(2,905)
Stock option expense	--	-	--	-	--	-	19,889			19,889
							--	--	--	--
Net loss	--	-	--	-	--	-	-	(166,503)	-	(166,503)

Balance at April 30, 2024	53,143,822	53,145	5,000	5	193,661	194	7,186,769	(6,709,706)	84,859	615,266
Change due to currency translation	--	-	--	-	--	-	-	-	179	179
Dividend accrued on series B preferred shares	--	-	--	-	--	-	-	(2,905)	-	(2,905)
Stock option expense	--	-	--	-	--	-	19,889	-	-	19,889

Net income	--	-	--	-	--	-	-	121,718	-	121,718

Balance at July 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,206,658	$(6,590,893)	$85,038	$754,147

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530
Change due to currency translation	--	-	--	-	--	-	-	-	(4,673)	(4,673)
Dividend accrued on series B preferred shares	--	-	--	-	--	-	-	(2,905)	-	(2,905)
Stock option expense	--	-	--	-	--	-	32,098		-	32,098

Net income	---	-	--	-	--	-	-	229,063	-	229,063

Balance at January 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,258,645	(6,245,149)	76,273	1,143,113
Change due to currency translation	--	-	--	-	--	-	-	-	(4,674)	(4,674)
Dividend accrued on series B preferred shares	--	-	--	-	--	-	-	(2,905)	-	(2,905)
Stock option expense	--	-	--	-	--	-	22,539	-	-	22,539

Net loss	--	-	--	-	--	-	-	(227,723)		(227,723)

Balance at April 30, 2025	53,143,822	53,145	5,000	5	193,661	194	7,281,184	(6,475,777)	71,599	930,350
Change due to currency translation	--	-	--	-	--	-	-	-	515	515
Dividend accrued on series B preferred shares	--	-	--	-	--	-	-	(2,905)	-	(2,905)
Stock option expense	--	-	--	-	--	-	34,503	-	-	34,503

Net income	--	-	--	-	--	-	-	(15,445)	-	(15,445)

Balance at July 31, 2025	53,143,822	$53,145	5,000	$5	193,661	$194	$7,315,687	$(6,494,127)	$72,114	$947,018

The accompanying notes are an integral part of the unaudited consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,105)	$(23,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,761	1,821
Stock based compensation	89,140	59,667
Bad debt expense	13,631	-
Changes in operating assets and liabilities:
Accounts receivable	117,441	78,213
Accounts payable and accrued expenses	(7,782)	59,563
Accrued liabilities – related parties	6,830	64,870
Prepaid expenses and other assets	(4,694)	11,677
Deferred revenue	1,227	(52,908)
NET CASH PROVIDED BY OPERATING ACTIVITIES	203,449	199,502

Effect of exchange rate changes on cash and cash equivalents	(8,821)	10,924

Net increase in cash and cash equivalents	194,628	210,426

Cash and cash equivalents, beginning of period	1,158,255	916,780
Cash and cash equivalents, end of period	$1,352,883	$1,127,206

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends accrued on Series B preferred shares	$8,715	$8,715

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recent adopted accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 Financial Instruments- Credit Losses, which replaces the impairment methodology incurred to reflect expected credit losses. The amendments require the measurement of all expected credit losses for financial assets held at the reporting due to the performance based on historical experience, current conditions and reasonable supportable forecasts. ASU  2016-13 is effective for annual and interim periods beginning after December 31, 2022. The Company adopted the standard on October 31, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Credit losses is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the nine months ended July 31, 2025 and the year ended October 31, 2024, respectively. However, the Company expensed $13,631 in credit loss for the nine months ended July 31, 2025 compared to none during the same period in 2024.

Basic and Diluted Net Loss Per Share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. For the nine months ended July 31, 2025 and the nine months ended July 31, 2024, 8,737,200 and 8,073,450, respectively, of potentially issuable shares of common stock from stock options have not been included in the calculations due to losses in each respective period. Due to the net profit for the quarter ending July 31, 2024, the Company reported 61,217,272 as the number of shares to calculate the per share earnings on a diluted basis.

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

The Company has four revenue streams, each of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue streams are:

1.	Sale of software direct to the end customer.
2.	Sale of software through distributors and channel partners.
3.	Maintenance support services.
4.	Cloud services.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine month periods ended July 31, 2025, and 2024 the revenue by product line is as follows:

Category	Percentage	2025	Percentage	2024
Product sales	65%	$1,240,174	66%	$1,246,252
Support	32%	606,976	30%	575,346
Cloud & Other	3%	50,296	4%	77,103
Total	100%	$1,897,446	100%	$1,898,701

The Company sells its products on a worldwide basis. During the nine month periods ended July 31, 2025, and 2024 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2025	Percentage	2024
Europe	41%	$768,937	45%	$850,146
North America	37%	694,013	40%	764,641
Asia Pacific	10%	201,671	8%	153,853
Middle East Africa/Other	10%	201,469	6%	107,011
South America	2%	31,356	1%	23,050
Total	100%	$1,897,446	100%	$1,898,701

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2025.

As of July 31, 2025, the amount due to related parties was $182,485 compared to $166,940 as of October 31, 2024. As of July 31, 2025, the amount consisted of accrued dividends of $116,200 and accrued liabilities of $66,285.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the nine month period ended July 31, 2025 the Company issued 763,750 options to 19 individuals. The options can be exercised into common stock of the Company at $0.41- $0.88 per share. The Company calculated a fair value of the options of $53,128 using the Black Scholes option pricing model with computed volatility of 126.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.41-0.88 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

As of July 31, 2025 the total number of options was 8,737,200 of which 6,656,700 can be exercised and 2,080,500 not exercisable.

During the nine month period ended July 31, 2025, the Company recognized $89,140 of option expense. The unrecognized future balance to be expensed over the term of the options is $433,666.

The following sets forth the options granted and outstanding as of July 31, 2025:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2024	8,073,450	$0.16	3.35	6,490,700	$2,822,540
Granted	763,750	0.57	9.50	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	(100,000)	--	--	--	--
Outstanding as July 31, 2025	8,737,200	$0.20	3.93	6,656,700	$4,090,273

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and indirectly, through resellers. In the nine months ended July 31, 2024, 5 resellers accounted for 51% of sales, of which 1 reseller accounted for 27% of sales. In the nine months ended July 31, 2025, 7 resellers accounted for 52% of sales, of which 1 reseller accounted for 20% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the nine months ended July 31, 2024, no end user customers were responsible for more than 10% of gross revenue and 32 end user customers were responsible for approximately 50% of gross revenue. In the nine months ended July 31, 2025, no end user customers were responsible for more than 10% of gross revenue and 19 end user customers were responsible for approximately 50% of gross revenue.

NOTE 7 – EQUITY

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. Series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend. During the nine months periods ended July 31, 2025 and 2024, the Company recognized but did not pay dividends of $2,905 for the respective quarters. As of July 31, 2025, the total amount of dividends due to the preferred shareholders was $116,200.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above.

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

RESULTS OF OPERATIONS

For the three and nine month periods ended July 31, 2025, revenue was $482,682 and $1,897,446 compared to $666,359 and $1,898,701 for the same periods in 2024. Revenue decreased for the nine month period ended July 31, 2025 over the same period in 2024 by less than 1%. During the nine months ended July 31, 2025, subscription revenue accounted for 12% of sales or $224,730 versus 2% of revenue or $47,336 for the same period in 2024. The decrease in revenue for the nine month period can be partially attributed to the $177,394 increased subscription license agreements over perpetual license in 2025 over 2024. Under the subscription agreement the licensee pays for the license on an annual basis at a lower amount than if it was a perpetual license. Revenue from quarter-to-quarter is dependent on the timing of orders placed by its customers. Additionally, as larger customers place orders, the revenue volume can fluctuate significantly. The Company instituted subscription agreement terms in which the customer’s license is for two years with an option to renew each year thereafter. Payments for the software licenses are made on an annual basis compared to the one-time payment for a perpetual license. Subscription licenses impact the amount of revenue that can be recorded in a specific reporting period and may impact the comparison of revenue when compared to a previous reporting period. During the quarter ending July 31, 2025, the Company had fewer individual software orders plus increased subscription license revenue compared to the third quarter ending July 31, 2024 resulting in 28% less revenue in the second quarter. The Company cannot determine if there were any significant external factors in the marketplace that impacted the results.

Operating expense was $535,085 and $1,946,305 for the three and nine month periods ended July 31, 2025 compared to $556,274 and $1,952,333 for the same periods in 2024. Compensation expense of $1,206,261 for the nine months ended July 31, 20125 consisted of payroll of $875,640 and consulting and directors’ fees of $330,621 compared to compensation of $1,190,888 consisting of payroll of $844,389 and consulting and directors’ fees of $346,499 for the same period in 2024. The change in operating expenses between the nine months in 2025 over 2024 was minimal and no specific category of expense changed significantly except for salaries and wages and general and administrative expenses.

For the three and nine month periods ended July 31, 2025, the Company reported an operating loss of $52,403 and $48,859 compared to operating income of $110,085 and operating loss of $53,632 for the same periods in 2024. The operating loss during the nine month period ended July 31, 2025 over the operating loss for same period in 2024 is attributable to static revenues and static expenses in both nine month periods ended July 31, 2025 and 2024.

Other income/expense for the three and nine month periods ended July 31, 2025 was income of $8,168 and $7,204, consisting of other income of $11,857 and $29,966, currency loss of $3,532 and $9,131 plus a bad debt expense of $13,631. This compared to other income of $11,633 and $1,957 for the three and nine months period ended July 31, 2024. Other income and expense consisted of other income of $6,464 and $14,459, currency income of $5,169 and currency loss of $12,502 for the same period in 2024. The amount of change in both periods was due to the effect of currency exchange, increased other income and bad debt expense of $13,631.

Net loss before taxes of $44,235 and $41,655 was reported for the three and nine month periods ended July 31, 2025, compared to net income of $121,718 and net loss of $51,675 for the same periods in 2024. Net loss after tax for the three and nine month periods ended July 31, 2025 was $15,445 and $14,105 compared to net income of $121,718 and net loss of $23,401 for the same periods in 2024. These amounts reflect tax refunds of $28,790 and $28,274 during the nine month periods in 2025 and 2024, respectively.

Net loss to common stockholders was $18,353 and $22,820 for the three and nine month periods ended July 31, 2025, compared to net income of $118,813 and net loss of $32,116 for the same periods in 2024. Net income or loss to common shareholders includes the expense of dividend for preferred stockholders of $2,905 and $8,715 being accrued for the three and nine month periods ended July 31, 2025 and 2024.

The Company reported comprehensive losses of $17,838 and $31,652 for the three and nine month periods ended July 31, 2025 compared to a comprehensive income of 118,634 and loss of $21,160 for the same periods in 2024. Comprehensive income is an adjustment to net gain or loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2025, the Company had current assets of $1,615,964 and current liabilities of $668,946, resulting in working capital of $946,634. Accumulated deficit, as of July 31, 2025, was $6,494,127 with total stockholders’ equity of $947,018. Stockholders’ equity increased by $57,488 during the nine month period ending July 31, 2025. The change was primarily due to the increase in current assets in the nine month period ending July 31, 2025.

Net cash provided by operating activities for the nine month period ended July 31, 2025, was $203,449 compared to net cash provided by operating activities of $199,502 for the same period in 2024. The cash provided by operating activities for the nine month period ended July 31, 2025 compared to the net cash provided in operating activities over the same period in 2024 was influenced by the lower loss in 2025 over 2024.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 15, 2025	By:	/s/ Andrew Thomas
Andrew Thomas, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer (Duly Authorized Principal Financial Officer)

