Form 10-K
period 2025-10-31
Skkynet Cloud Systems, Inc.
filed 2026-01-27
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐     No ☒

The aggregate number of shares of the voting stock held by non-affiliates on April 30, 2025 was 15,801,100 with a market value of $12,798,891. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 27, 2026, was 53,143,822 plus 193,661 of Series B preferred shares.

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

Boston Consulting Group issued reports on Industry 4.0 and how the future of productivity and growth in manufacturing industries will be impacted by the convergence of nine new technologies1, and how it will transform the industrial workforce2. Of the identified nine new technologies (autonomous robots, big data analytics, the Cloud, cybersecurity, the Industrial Internet of Things, horizontal and vertical system integration, simulation, augmented reality, additive manufacturing), the first six fit within the scope of Skkynet’s core technical expertise.  Specifically, Skkynet provides software and related systems and facilities to collect process and distribute real-time information over networks. This capability allows our customers to both locally and remotely manage, supervise and control industrial processes and financial information systems.   By using our software and web-based assets we provide our clients and their end-customers, the ability and tools to observe and interact with these processes in real-time.  We give our customers the power to analyze, change and control their local and remote systems to meet regulatory requirements and exceed target objectives.

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

Although we are primarily involved thus far in the areas of industrial processing and financial services, the concepts and software underlying our existing products and services are applicable to a variety of areas including fleet tracking,energy usage monitoring and control including wind power, solar power and agriculture. Our products are modular in design and are therefore well-suited for use in OEM and embedded products. We have obtained existing clients in some of these areas, but to date we have not had the resources to pursue systematically the marketing and sale of our products and services to these industries.

______________________________________

1 https://www.bcg.com/publications/2015/engineered_products_project_business_industry_4_future_productivity_growth_manufacturing_industries/

2 https://www.bcg.com/publications/2015/technology-business-transformation-engineered-products-infrastructure-man-machine-industry-4

Our acquisition of Cogent

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to systems integrators, OEMs, resellers, and end customers where we do not have a distribution partner in industrial processes and financial services companies. Cogent received $2,484,315 in annual revenues from its operations for its fiscal year ended October 31, 2025 and $2,561,745 in annual revenues for the fiscal year ended October 31, 2024.

Our business

We are an industrial software and services vendor that specializes in providing secure connectivity and data acquisition to a wide variety of industrial and office hardware and software products and making that data available over a network using industry-standard protocols. We have introduced a number of innovations to our real-time data products including a high-speed redundancy facility and a web-based user interface providing desktop quality graphics, and more recently, inclusion of high speed storage capabilities. We have patented and patent-pending technologies that address the data transmission problems of data rate, latency, redundancy, and security in Cloud-based systems with a unique push-pull system that insulates both a plant and a remote user from opening their firewalls to the Internet.

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

—

connection to data from MQTT (message queuing telemetry transport) clients to connect remote sensors and other Cloud-based services, such as ‘big data’ analytics and Artificial Intelligence applications, offered by Amazon, Microsoft and others;

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
—

the ability to provide historical data within Microsoft Azure Event Hubs, Apache Kafka, Amazon Kinesis, Databricks Data Intelligence Platform, AVEVA Historian, AVEVA Insight, OSIsoft PI and/or InfluxDB, including unique store-and-forward capabilities;

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

Our customers

The Company, including the historical operations of Cogent, have provided our products and services to more than 3,000 customers in the following industries: Aerospace, Automation & Control, Chemicals, Communications, Education, Engineering, Energy & Utilities, Financial, Food & Beverage, Government & Municipal, Healthcare & Pharmaceutical, Instrumentation, Manufacturing, Natural Resources and System Integrators. We are well-diversified across these industries such that cyclical swings in any individual industries does not expose us significantly.

The Company sells to their end-user customers both directly and indirectly, through resellers. In the twelve months ended October 31, 2024, 7 resellers accounted for 51% of sales, of which 1 reseller accounted for 25% of sales. In the twelve months ended October 31, 2025, 11 resellers accounted for 50% of sales, of which 1 reseller accounted for 20% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the twelve months ended October 31, 2024, no end user customers were responsible for more than 10% of gross revenue and 35 end user customers were responsible for approximately 50% of gross revenue. In the twelve months ended October 31, 2025, no end user customers were responsible for more than 10% of gross revenue and 25 end user customers were responsible for approximately 50% of gross revenue.

Our products and services

Our business is organized such that we license our software under a variety of packaging and financial arrangements.

Our software is designed to be modular, with a set of over 51 different features. We offer license packs (“Product Packs”) which represent common customer use-cases and individual add-on licenses (“Add-ons”). The combination of Product Packs and Add-on licenses allows the customer to fully customize a solution based on their own project requirements.

In addition, we offer customers the ability to license our products for use as a Subscription which is a recurring revenue model. We also offer our licenses with upgrades in the form of an on-going maintenance and service program for which we charge additional fees depending upon the package of services requested.

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

__________________________________

3 https://azuremarketplace.microsoft.com/en-us/marketplace/apps/cogentrealtimesystemsinc1581352149215.skkynetdatahub

Our marketing

We have a variety of marketing activities. We maintain a website at https://skkynet.com focused on general company information, updates, and press releases regarding the general operations of the business. We maintain a product-focused website at https://cogentdatahub.com that includes a complete library of product information, manuals, blog articles, whitepapers, how-to videos and industry news on implementing real-time data communication and access over the Cloud.

Our primary means of contacting customers is through direct telephone and email contact; appearances at trade shows, publications in recognized industry magazines and periodicals, social media platforms, our websites coupled with multi-channel advertising and marketed web-based presentations, including joint promotions with key partners and resellers. We use ad-words and search engine optimization to draw the attention of customers in our market. Some of our website materials can be technical in nature, and may include live demonstrations, training videos and instruction manuals. We invite potential customers to download free trial versions of our software prior to purchase.

We maintain distribution relationships with approximately 35 companies around the world. These companies perform their own marketing and promotion to varying degrees, using both original material and material that we provide. We continue to seek new qualified distribution partners, and in 2019 we partnered with Siemens Mobility to co-market a hardware/software combined solution that includes our DataHub software,4 and we also became a Certified Technology Partner to AVEVA, where our DataHub software is made available directly from AVEVA’s website for download and evaluation.5,6

In addition to the foregoing, we engage in the following activities as part of our marketing efforts. We have previously retained ARC Advisory Group and Gartner to promote our new version of the Cogent DataHub and the security model of our Cogent DataHub service for Microsoft Azure. This is augmented by product features within industry email publications (e.g. Automation.com), and various industry-specific conferences in which direct client meetings are arranged. We send a monthly newsletter to an opt-in mailing list of over 10,000 customers and contacts. We produce periodic press releases through a press release service. We maintain LinkedIn, X (Twitter), and YouTube accounts for outreach to our customers and to draw attention to aspects of our software and market.

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

_____________________________________________

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

Industrial AI Platforms and Security

Goldman Sachs7 issued guidance that over $1Trillion will be put towards AI capital expenditures in the coming years. A recent survey published by the Economist Group8 reported that only 22% of organizations say their current architecture can support AI workloads without modifications, and 48% of data engineers spend most of their time resolving data source connections. S&P Global Market Intelligence surveyed9 over 1,500 AI leaders who reported that data management is the #1 barrier to AI success. With respect to AI adoption in the industrial sector, recent studies have shown that less than 20% of AI pilots end up in production. The key limitations are security, real-time processing and robust data pipelines. In summary, the largest challenge is that companies do not have the architecture and systems in place to support the data demands of AI initiatives.

"Skkynet provides the secure, real-time industrial data pipeline that industrial AI demands, zero-trust OT access, unified live datasets ready for models, and battle-tested reliability to close the loop safely and at scale.

Our products, led by Cogent DataHub™, and the Azure service excel for industrial AI platforms with Zero-attack-surface security; Enables secure, bidirectional OT-to-IT/cloud data flow using only outbound connections (via DHTP, MQTT, Kafka, etc.), no inbound firewall ports or VPNs required, often via DMZ or optional data diode mode, ideal for protecting critical infrastructure while feeding live data to industrial AI platforms and engines hosted on public or private cloud.

Additionally, Real-time, unified data for AI; aggregates diverse protocols (OPC UA/DA, Modbus, MQTT Sparkplug B, etc.) into a single, high-performance unified namespace/dataset, handling 50,000+ changes/sec with low latency, perfect for feeding clean, consolidated real-time data to machine learning, predictive maintenance, anomaly detection, and closed-loop AI systems.

Skkynet’s products are proven & industrial-grade with 25+ years of development, thousands of installations worldwide (used by Siemens, ABB, BASF, Equinor, etc.), secure-by-design for Industry 4.0/IIoT, with redundancy, historian integration (AVEVA PI, InfluxDB), and edge processing.

And for something that is typically difficult to set up, configure or integrate with, we provide low/no-code setup, bidirectional control support, and seamless connectivity to cloud (Azure Event Hubs, Kafka) or on-premise analytics, enables fast deployment for AI initiatives without compromising OT security or requiring a expensive expertise to setup and configure.

In order to pursue all of these business areas, we will require capital to hire the personnel needed to explore and develop a strategy to pursue potential customers in each area.

_______________________________________

7 https://www.goldmansachs.com/images/migrated/insights/pages/gs-research/gen-ai--too-much-spend,-too-little-benefit-/TOM_AI%202.0_ForRedaction.pdf

8 https://www.databricks.com/sites/default/files/2024-11/unlocking-enterprise-ai.pdf

9 https://www.aiunplugged.io/wp-content/uploads/2024/01/2023-Global-Trends-in-AI-Report.pdf

Our intellectual property

We have an exclusive license of all of our intellectual property and enhancements thereof, licensed to Cogent Real-Time Systems, Inc., our wholly owned subsidiary, from an affiliated corporation, Real Innovations International LLC, (“Real Innovations”) that is 100% indirectly owned by our CTO and COO. See “Certain Relationships and Related Transactions.” In return for the assignment, Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement. As a result of this license, we have thirteen U.S. patents and additional patent applications pending for the real-time technologies employed in our software products. The first patent family is directed toward a system and method for providing real-time data to a web browser through use of a Rich Internet Application (“RIA”). Specifically, the graphical and networking features of RIA frameworks allow our software to provide low-latency, real-time data applications in a traditional web browser. The patent family includes U.S. Utility Patent Serial Nos. 8,661,092, 9,667,689 and 10,498,796, and Canadian Patent No. 2,813,076.

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

Employees

Currently, other than our six officers, we have eight full time employees and five consultants.

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

Our cybersecurity evaluation identifies various risks and issues that we continue to mitigate to further improve our program. These include:

•	Establishing a cybersecurity training program.
•	Setting up and implementing a third-party risk management program to support a Third-Party Risk Management Policy and process to assess the risks associated with our critical third-party vendor engagements.
•	Setting up and testing a Cybersecurity Incident Response Plan.
•	Establishing additional processes for identifying cybersecurity threats and vulnerabilities within the environment in which we operate.
•	Enhancing our technical security safeguards and configurations.

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is currently traded on the OTC.BB market under the ticker symbol SKKY. The Company commenced trading on April 16, 2013, As of October 31, 2025; the Company had 53,143,822 shares of its common stock issued and outstanding, of which 15,840,500 were held by non-affiliates. The Company has authorized 70,000,000 shares of common stock, par value $.001 and 5,000,000 shares of preferred stock, par value $.001, of which 500,000 are designated as Series B preferred shares, par value $.001. As of October 31, 2025, 5,000 preferred shares were issued and outstanding, and 193,661 shares of Series B Preferred authorized were issued and outstanding.

The high and low closing prices are noted below:

Period	High Bid	Low Bid
1 st Qtr. 2025	1.45	0.35
2 nd Qtr. 2025	1.00	0.46
3 rd. Qtr. 2025	0.95	0.56
4 th Qtr. 2025	0.74	0.55
1st Qtr. 2024	0.47	0.22
2nd Qtr. 2024	0.35	0.15
3rd Qtr. 2024	0.68	0.25
4th Qtr. 2024	0.68	0.34

As of October 31, 2025, the Company estimates there are approximately 106 “holders of record” of its common stock.

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

Dividends of 6% of the value of $1.00 per share are being accrued on our Series B preferred shares and as of October 31, 2025 the balance due was $119,105.

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

Cogent’s market has been primarily in industrial automation. With little advertising, Cogent has also acquired a number of financial trading companies as clients, due to the fact that Cogent’s software is both source and content agnostic. High-speed trading and high-speed industrial automation behave very similarly at the level of abstraction that Cogent’s software uses. Recently, Cogent has been working with Japanese companies to penetrate the lucrative embedded device manufacturing world. Japan is one of the largest producers of consumer and business electronics devices, more and more of which contain small, embedded computers. Cogent has been working with partners in Japan to establish a name and presence in this world, with the aim of having Cogent’s software installed directly on the electronic devices, allowing the manufacturers to instantly make them network accessible.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of total revenue for the periods indicated:

	For Years Ended October 31,
	2025		2024
Revenue	$2,550,951	100%	$2,561,745	100%
Operating expenses:
General operating expense	2,555,508	(101)%	2,500,623	97.6%
Depreciation	1,931	0.0%	2,425	0.00%
Income (loss) from operations	(6,488)	(0.0)%	58,697	2.3%
Other income (expense)	16,914	0.5%	14,265	0.1%
Net income (loss) before taxes	10,426	0.5%	72,962	2.4%
Tax refund	24,925	1.0%	26,128	1.0%
Net income (loss)	$35,351	1.0%	$99,090	3.4%

Revenue: For the year ended October 31, 2025, the Company had revenues of $2,550,951 compared to $2,561,745 of revenues for the year ended October 31, 2024. This reflects a decrease of $10,672 from 2025 over 2024. The revenue decrease is attributed to the shift in sales from one time license payments to subscription payments for software licenses. During the year ended October 31, 2025, the Company’s deferred revenue was $347,686 compared to a deferred revenue balance of $338,382 as of October 31, 2024 an increase of $9,304. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized over the next 12 to 39 months.

Payments for subscription revenue has increased 268% to $364,395 in the year ended October 31, 2025 from $136,770 in 2024. Perpetual revenue for the year ended October 31, 2025 was $2,186,556 compared to $2,424,975 in 2024. The move to subscription revenue from perpetual revenue impacts near term revenue with the potential of future increased revenue.

Operating Expenses: Total operating expenses, excluding depreciation, increased to $2,555,508 in the year ended October 31, 2025 compared to $2,500,623 for the same period in 2024. This was an increase of $53,665. The increase of G&A is attributed to higher salary and wages along with higher consulting fees during the year ended October 31, 2025 over 2024.

Depreciation and Amortization: The Company had depreciation of $1,931 in the year ended October 31, 2025 compared to $2,425 in the same period in 2024. During 2025 the fixed asset were completely depreciated resulting in a lower depreciation amount in 2025 over 2024.

Other Income (Expense): Other income totaled $16,914 during the year ended October 31, 2025 compared to other income of $14,265 during the same period in 2024. The currency loss in 2025 of $7,172 compares to $11,341 in currency loss for the same period in 2024. Other income of $37,761, principally interest earned, offset by bad debt expense of $13,675 and currency expense of $7,172 in 2025 compared to other income of $25,606, offset by currency loss of $11,341 in 2024 giving us the net results in each period.

Income Tax: During the years ended October 31, 2025 and 2024 the Company and its subsidiary incurred no income tax. Two subsidiaries filed tax returns as a foreign corporation. During the year ended October 31, 2025, the subsidiary received a tax refund of $24,925 compared to a refund of $26,128 for the same period in 2024.

Net Income (Loss): The Company recorded net income of $35,351 for the year ended October 31, 2025 compared to net income of $99,090 in the same period in 2024. Sales in 2025 were slightly lower than the same period in 2024 due to the conversion to subscription sales. The Company recorded an operating loss of $6,488 in 2025 compared to operating income of $58,697 in 2024. Other income and the tax refund resulted in the net profit $ 35,351 in 2025 compared to net profit of $99,090 in 2024.

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

Working Capital: At October 31, 2025, the Company had working capital of $1,027,715 with current assets of $1,831,014 and current liabilities of $803,299 with a current ratio of 2.28 to 1. The current assets consisted of cash of $1,427,321, accounts receivable of $376,830, and prepaid expense and other receivable of $26,863. The current liabilities of the Company at October 31, 2025 are composed primarily of accounts payable and accrued expenses of $209,901, accrued liabilities to related party of $245,712, and deferred revenue of $347,686. Deferred revenue consists of services billed but not yet provided to the customer and reflects revenues that will be recognized over the next 12 months.

Operating Activities: Net cash provided by operating activities during the year ended October 31, 2025 was $276,827 compared to net cash provided of $234,638 for the same period in 2024. This represents a positive change of $42,189 from 2024 to 2025 .

Financing Activities: The Company did not have any financing activity during the years ending October 31, 2025 and 2024. The positive cash flows from operating activities allows the Company to self-finance.

As of October 31, 2025, the Company had total assets of $1,831,014 and total liabilities of $803,299 compared to $1,547,330 and $659,956, respectively for the same period in 2024. Stockholders’ equity as of October 31, 2025 was $1,027,715 compared to stockholder’s equity of $899,530 at October 31, 2024, an increase of $128,185. Shareholders equity has continued to grow year over year.

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

Revenue for the sale of software both directly to end users and through the distributor and channel partners is recognized upon delivery of the software and code required for the customer to install the software. The Company maintains ownership of the customer regardless of the distribution channel of the sale.

Maintenance support services are recognized as revenue on a straight-line basis over the service period of the arrangement.

Revenues from cloud services and subscription service are recognized over time (typically, on a monthly basis) as service is provided.

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned.  During the year ended  October 31, 2025, $271,683 of deferred revenue was returned to sales and $284,540 was added to deferred revenue from sales.  As of October 31, 2025 and 2024 the deferred revenue was $347,686 and $338,382, respectively.

Payments for subscription revenue has increased 268%  to $364,395 in the year ended October 31, 2025 from $136,770 in 2024.  Perpetual revenue for the year ended October 31, 2025 was $2,186,556 compared to $2,424,975 in 2024. The move to subscription revenue from  perpetual revenue impacts near term revenue.

Management considers that of the Company’s significant accounting policies and estimates; revenue recognition involves a higher degree of judgment or complexity and is believed to be a critical accounting policy.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. We identified this as a material weakness over overall internal controls that are not in place to provide adequate segregation of duties and oversight over accounting functions. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, management has concluded that the Company’s control over financial reporting is not effective.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which they have served as a director:

The principal executive officers and directors of the Company are as follows:

Name	Age	Director Since	Position
Mr. Andrew S. Thomas	62	November 2011	CTO and Director
Mr. Paul E. Thomas	51	March 2013	Director, President and Secretary
Mr. Paul Benford	58	March 2013	Director and COO
Mr. Lowell Holden	83	--	CFO and Treasurer
Mr. Xavier Mesrobian	62	November 2024	Chairman of the Board and Independent Director
Mr. Norman Evans	71	August 2013	Independent Director
Mr. Kenneth W. Jennings	77	August 2013	Independent Director
Mr. Gary Tillery	60	June 2025	CEO and Director
Mr. Lee Tedstone	47	December 2025	Independent Director

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

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Gary Tillery, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CEO, CTO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiaries, Cogent, Skkynet (Canada), Skkynet (USA). Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 25%, respectively, of their overall business activities to the business of the Company and its subsidiaries Cogent, Skkynet (Canada) and Skkynet (USA).

Committees of the Board of Directors

The Company has an audit committee comprising Norman Evans (Chair), Kenneth Jennings, and Lee Tedstone each of whom is an “independent” director as determined under the rules of the Exchange Act and NASDAQ and a compensation committee comprising Kenneth Jennings (Chair), Lee Tedstone, and Norman Evans. The Company currently does not have a nominating committee.

Business Experience: The following is a brief account of the business experience for the past five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

ANDREW S. THOMAS: Mr. Andrew S. Thomas has been the Chief Executive Officer and the Chairman of the Board of Director of Skkynet since November 1, 2011. On November 21, 2025 Mr. Thomas resigned as Chairman of the Board of Directors and on December 8, 2025 he resigned as Chief Executive Officer and became Chief Technology Officer of the Company. From May 1995 to the November 2025, Mr. Thomas has been the founder and served as President and CEO of Cogent Real-Time Systems, Inc. our wholly owned subsidiary. Mr. Thomas was appointed CTO in November, 2025. Prior thereto from 1992-1995 Mr. Thomas was an independent process control consultant and systems integrator and software developer of real time data communications systems. Mr. Thomas received a Master of Applied Science in Engineering from the University of Waterloo in 1991 and a B.A. in Applied Science from the University of Waterloo in 1987. Mr. Andrew Thomas’s qualifications to serve as a director of the Company consist of his experience in our products and services development and strategic planning, and his broad, fundamental understanding of the business drivers affecting the Company.

PAUL E. THOMAS: Mr. Paul E. Thomas has been the President and Assistant Secretary of Skkynet since November 26, 2011 and became a member of the Board of Directors on March 26, 2013. Mr. Paul Thomas has also been Vice President of Intellectual Property for Cogent since January 1, 2012. Mr. Paul Thomas is the brother of our CTO, Andrew S. Thomas. From September 2008 to the present Mr. Thomas has been the founder and principal of a group of affiliated companies, LifeCycle IP Management, Inc. and LifeCycle Capital Partners, Inc. that are engaged in various IP related businesses including valuations, due diligence, transactions analysis and structuring, strategic partnering and filing and processing IP applications to regulatory authorities. Prior thereto, from January to September 2008, Mr. Thomas was Assistant General Counsel at Iovate Health Sciences at which he managed the global IP portfolio of more than 100 patent families of products. Prior thereto, Mr. Thomas from 2007 to 2008 Mr. Thomas was IP and Corporate Development Counsel at Cipher Pharmaceuticals, Ltd., and during the period between 2000-2007 Mr. Thomas practiced intellectual property law as an associate lawyer at three different law firms in Toronto Canada. Mr. Thomas is a registered patent agent with the U.S Patent and Trademark Office and a registered patent and trademark agent with the Canadian Patent Office. Mr. Thomas received his J.D. from the University of British Columbia in 2000. He also received a Master of Applied Science in Chemical Engineering from the University of British Columbia in 1998 and a B.A in Applied Science, Chemical Engineering from Queen’s University, Kingston in 1995. Mr. Paul Thomas’s qualifications to serve as a director of the Company consist of his experience in fund raising activities for developing companies, public and private, and proper planning for intellectual property development and protection of our products and services.

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

LOWELL HOLDEN: Lowell Holden has been the CFO and Chief Accounting Officer of the Company since March 2012. Since 1992, Mr. Holden has owned and operates his own consulting firm, Mayday Management Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. He also serves as CFO and director of Nascent Biotech, Inc (NBIO). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor of Science degree from Iowa State University.

XAVIER MESROBIAN: Mr. Xavier Mesrobian became Vice President of Sales and Marketing October 1, 2013. On November 1, 2024, Mr. Mesrobian resigned as Vice President of Sales and was elected to the Board of Directors. He became Chairman of the Board of Directors on November 21, 2025. He has direct experience with cutting edge venture-backed software start-ups and possesses extensive experience in technical sales. Since 2008, Mr. Mesrobian was an Account Development Executive at ADP Inc., Dealer Services Division. Prior to his work at ADP, from 2003 to 2007, he was Director of Product Management and Business Development at Decisiv, Inc., a leading provider of a Service Relationship Management (SRM) platform, and prior thereto he was the Director of Market Development at Novarra Inc., an internet mobility software company. Mr. Mesrobian received a BA from Carleton University in Economics.

NORMAN EVANS: Mr. Norman Evans has been a director of the Company since August 2013 having retired as the Chief Financial Officer of Cipher Pharmaceuticals Inc., a Canadian publicly listed pharmaceutical company. Mr. Evans is also a Chartered Accountant with over 25 years of business experience. Prior to his work at Cipher, from 1996 to 2006, Mr. Evans was Vice-President of Finance at MDS Pharma Services, a pharmaceutical services company, and prior thereto was a Partner at Ernst & Young Inc. Mr. Evans received a B.Sc. from Concordia University and received his Canadian Chartered Accountant designation in 1980. Mr. Evans’ qualifications to serve as a director of Skkynet consist of his experience in conducting audits, corporate governance and financial reporting for public companies.

KENNETH JENNINGS: Mr. Kenneth Jennings has been a director of the Company since August 2013 and is also Vice President of Kinesis Identity Security System Inc., a software security company. Prior to his work at Kinesis, from 1991 to 2009, Mr. Jennings held senior roles including VP of Manufacturer Solutions & Consulting, VP of Marketing, and VP of Sales at ADP Dealer Services, a division of ADP Inc., the payroll outsourcing company. Mr. Jennings’ qualifications to serve as a Director of Skkynet consist of over 30 years of experience in business development, strategy and in leading business-to-business software sales and marketing teams.

GARY TILLERY: Gary Tillery has been a director of the Company since June 2025. On December 8, 2025, Mr. Tillery was elected as Chief Executive Officer of the Company. Prior to joining the board of directors, Mr. Tillery was the Senior Director, Strategic Portfolio Partners and M&A at AVEVA Software, where he held additional senior leadership positions in Technical Support, Research and Development, Product Portfolio and Cloud Business Practice. Since 2025, Mr. Tillery owns and operates his own advisor firm, KGx Advizors LLC, which provides services for mergers and acquisitions, business consulting, software development process and methodologies, and other services to businesses. He also serves as Advisor to Paragon Software Advisors, a boutique M&A advisory firm specializing in founder-led, lower-middle-market software and high-tech businesses. Mr. Tillery has a broad range of software development, mergers and acquisitions, strategic partnership and alliances experience for small businesses to larger corporations focused on the industrial technology industry.

LEE TEDSTONE: Lee Tedstone became a director of the Company in December 2025. Lee Tedstone is a technology executive with over 25 years of experience building, scaling, and advising enterprise software and data-driven businesses. He currently serves as Chief Executive Officer of Kobai, an industrial AI and knowledge-graph company focused on accelerating analytics and AI adoption for asset-intensive industries. Mr. Tedstone has held senior leadership roles across sales, strategy, and operations, including serving as Global Vice President at AVEVA, where he led global commercial teams and worked closely with large industrial and infrastructure customers. Mr. Tedstone has extensive experience in enterprise SaaS, industrial data platforms, and go-to-market execution, with a particular focus on regulated and complex operating environments. He has advised and served on the boards of multiple technology and innovation-led organizations. He brings deep expertise in scaling revenue, partnerships, and enterprise customer engagement, as well as governance and risk considerations relevant to growth-stage technology companies.

Conflict of Interest

Although each of our employment agreements permit the employee to engage in other business activities, Mr. Andrew S. Thomas and Mr. Paul Benford, respectively, our CTO and COO, devote substantially all of their business activities time to the business of the Company and its subsidiary, Cogent. Mr. Paul E. Thomas and Mr. Lowell Holden devote not less than 80% and 25%, respectively, of their overall business activities to the business of the Company and its subsidiaries. There will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Board Independence

As currently constituted and applying the rules of NASDAQ, Norman Evans, Kenneth Jennings, Xavier Mesrobian and Lee Tedstone are the members of our Board of Directors that are independent. We established a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers and persons who own more than 10% of our Class A common stock to file reports of their ownership and changes in ownership of our Class A common stock with the SEC. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we determined that no director, executive officer or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during the year ended October 31, 2025:

Name	Position	Filed Reports Timely
Andrew S. Thomas	Officer, Director	Yes
Paul E. Thomas	Officer, Director	Yes
Paul Benford	Officer, Director	Yes
Lowell Holden	Officer	Yes
Xavier Mesrobian	Officer	Yes
Norman Evans	Director	Yes
Kenneth Jennings	Director	Yes
Gary Tillery	Director	Yes
Lee Tedstone	Director	Yes

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past two years:

DIRECTORS and OFFICERS – COMPENSATION

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other annual compen -sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)	Total Compensation
Andrew S. Thomas, (1,6) Chief Technology Officer	2025 2024	133,183 129,817	18,975 --	- -	-- --	- -	-- --	-- --	152,158 129,817
Paul Benford, (1,6) Chief Operating Officer	2025 2024	133,183 129,817	18,975 --	- -	-- --	- -	- -	- -	152,158 129,817
Lowell Holden, (2) Chief Financial Officer	2025 2024	49,920 49,193	7,675 7,423	--- --	-- --	-- --	-- --	-- --	57,595 56,616
Paul E. Thomas, (3,6 President	2025 2024	133,183 129,817	18,975 --	-- --	-- --	-- --	-- --	-- --	152,158 129,817
Xavier Mesrobin. Chairman and Director(4,5)	2025 2024	-- 113,259	57,600 36,736	36,000 32,906	-- --	-- --	-- --	-- --	93,600 182,901
Norman Evans, Director (4)	2025 2024	-- -- --	- - -	36,000 30,000	- - -	- - -	- - -	-- - -	36,000 30,000
Kenneth Jennings, Director(4)	2025 2024	-- -- --	-- -- --	36,000 30,000	-- -- --	-- -- --	-- -- --	-- -- --	36,000 30,000
John X Adiletta, Director (7)	2025 2024	-- --	-- --	21,000 30,000	-- --	-- --	-- --	-- --	21,000 30,000
Gary Tillery, Chief Executive Officer and Director (4,8)	2025 2024	-- --	-- --	13,500 --	-- --	-- --	-- --	-- --	13,500 --
Lee Testone, Director (9)	2025 2024	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

(1)	Mr. Andrew S. Thomas and Mr. Benford each received cash payments paid by Cogent Real-Time Systems Inc. of $152,158, respectively.
(2)	Mr. Holden through, Mayday Management, Inc., a company of which he is President, received $57,595.
(3)	Mr. Paul E. Thomas received cash payments of $152,158 for consulting services through LifeCycle IP Management Inc., which he owns.
(4)	Directors’ fees of $36,000 per director were paid in cash to two outside directors.
(5)

Mr. Mesrobian during the year ending October 31, 2025,was paid $36,000 in director fees and $57,600 in bonus. He was elected to the board of directors on November 1, 2024 and resigned as Vice President of Sales and Marketing. On November 21, 2025 he was elected Chairman of the Board of Directors.

(6)	Compensation is calculated in US dollars for reporting purposes causing a variance from year to year on persons paid in Canadian dollars.
(7)	Mr. Adiletta resigned as a Director on May 31, 2025 for personal reasons and was paid $21,000 in Director fees prior to his resignation.
(8)	Mr. Tillery was appointed a Director on June 18, 2025 and was paid $13,500. He was elected Chief Executive Officer on December 8, 2025.
(9)	Mr. Tedstone was appointed a Director on December 2, 2025.

Employment Agreements

We and our subsidiary, Cogent, have employment agreements with all of our executive officers. The terms and conditions of each such agreement are described below.

Effective January 1, 2012, our subsidiary, Cogent, entered into an Employment Agreement (the “Agreement”) with our CTO, Andrew S. Thomas commencing January 1, 2012. Mr. Thomas will perform identical duties for our Company as well. The Agreement is for a three-year term commencing on January 1, 2012 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Thomas is to receive an annual base salary of CDN$140,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Thomas is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Thomas’s performance. While employed with the Company, the Agreement allows Mr. Thomas to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Thomas to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

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

Effective April 16, 2012, the Company entered into an Employment Agreement (the “Agreement”) with our Chief Financial Officer, Lowell T. Holden commencing April 16, 2012. The Agreement is for an eight-month term commencing on April 16, 2012 and provides for automatic renewal of successive quarterly terms unless notice is provided ninety (90) days prior to the expiration of the current term. The agreement provides that Mr. Holden is to receive an annual base salary of $49,920, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Holden is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Holden’s performance. While employed with the Company, the Agreement allows Mr. Holden to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company. The Employment Agreement permits Mr. Holden to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.

Effective October 1, 2013, the Company entered into an Employment Agreement (the “Agreement”) with our Vice President, Sales & Marketing, Xavier Mesrobian commencing November 1, 2013, for an indefinite term. The agreement provides that Mr. Mesrobian is to receive an annual base salary of CDN$100,000, subject to annual increase at the discretion of our Board of Directors, and a commission calculated quarterly based on sales/revenue growth of the Company. In addition, Mr. Mesrobian is eligible for an annual cash bonus in an amount to be determined by and otherwise subject to the discretion of the Board of Directors. Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Mesrobian’s performance. The Employment Agreement permits Mr. Mesrobian to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company. On November 1, 2024, Mr. Mesrobian resigned as Vice President of Sales and Marketing and was appointed to the Board of Directors. On November 21, 2025, Mr. Mesrobian was elected Chairman of the Board of Directors.

Directors received $2,500 per month each in fees for the first quarter ending January 31, 2025 and $3,000 per month thereafter. They are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock, by (I) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock	Exercisable Options
Andrew S. Thomas (1)(2) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	22,308,300		41.81	300,000
Paul E. Thomas (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	5,338,900		10.05	290,000
Paul Benford (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	8,660,400		16.29	250,000
Lowell Holden (1)(3) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	218,989	(3)	0.39	228,500
Norman Evans (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N
2X7	245,600		0.46	86,500
Kenneth Jennings (1) 2233 Argentia Road, Suite 306, Mississauga, Ontario, Canada, L5N 2X7	308,600		0.58	83,750
Xavier Mesrobian 2233 Argentia Road, Suite 306 Mississauga, Ontario, Canada, L5N 2X7	86,400		0.00	764,750
John X Adiletta (1,4)
2233 Argentia Road Suite 306
Mississauga, Ontario, Canada L5N2X7	183,533		0.35	74,500
Gary Tillery (1) 2233 Argentia Road, Suite 306 Mississauga, Ontario, Canada, L5N 2X7	--		0.00	20,000
All directors and officers as a group	37,342,722		70.27	2.098,000

(1)	Denotes officer or director.
(2)	Mr. Andrew Thomas’s shares are held by Sakura Software, which is owned by Mr. Thomas.
(3)	Mr. Holden holds 208,989 of his shares directly and 10,000 indirectly through a related party.
(4)	Mr. Adiletta resigned as a director during the year ended October 31, 2025.

Change in Control:

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Options

We have adopted a 2012 Stock Option Plan (the “2012 Plan”) under which we are authorized to issue up to a maximum of 10,000,000 incentive stock options and non-qualified stock options to our directors, officers, employees and consultants. The 2012 Plan has been approved by our stockholders. The 2012 Plan authorizes the Board of Directors or a committee thereof to grant awards of incentive stock options and non-qualified stock options upon such terms and conditions as the Board may determine. The total number of options granted and outstanding as of October 31, 2025, is 8,737,200 options. Currently, the 2012 Plan is administered by the Board of Directors.

We currently have 8,737,200 options issued and outstanding under our 2012 Stock Option Plan which have been granted to four key employees, four officers, two consultants and three directors. Each of the foregoing individuals has been awarded options which will vest in equal annual installments over a five-year period with the first 20% vesting at the date of grant. All of the options are exercisable at a purchase price range of $0.10 to $0.88 per share.

The following table sets forth the option holder as of the date of this filing:

Recipient	Title	Number Options
Andrew Thomas	Officer and Director	300,000
Paul Benford	Officer and Director	250,000
Paul Thomas	Officer and Director	290,000
Lowell Holden	Officer	292,500
Xavier Mesrobian	Director	1,580,000
Kenneth Jennings	Director	95,000
Norman Evans	Director	103,750
Gary Tillery	Officer and Director	100,000
Employees and consultant as a group	--	5,725,950
Total		8,737,200

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	--	1,262,800
Equity compensation plans not approved by security holders	--	--
Total	10,000,000	--	1,262,800

The Company utilizes the shares available under the Plan described above to issue shares of stock as compensation to employees, consultants and officers and directors. At the end of each quarter, the Board of Directors of the Company determines the number of shares to be issued pursuant to the Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Sakura Software, a corporation owned by our CTO and Director, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, (“Real Innovations”) a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real-time data transmission and display technology (the “IP”) to Real Innovations under an assignment of intellectual property agreement (the “Assignment Agreement”). In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment, allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. As of October 31, 2025 the Company has not made payments per the agreement.

Mr. Andrew S. Thomas and Mr. Paul Benford were each paid $129,897 as salary for the fiscal year ended October 31, 2025 for serving as the CEO and COO of Cogent.

Mr. Lowell Holden, the Chief Financial Officer of the Company, was paid $49,920 during the year ended October 31, 2025 in consulting fees by the Company

Mr. Paul E. Thomas, the President of the Company was paid $129,897 for services for the fiscal year ended October 31, 2025.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

	2025	2024
Audit fees	$67,650	$49,250
Audit related fees	--	--
Tax fees	--	--
All other fees	$--	$--

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

(a) The following financial statements and schedules are filed as part of this report:

Consolidated Audited Financial Statements of Skkynet Cloud Systems Inc. for years ended October 31, 2025 and 2024.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 27, 2026.

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Gary Tillery, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 27, 2026

/s/ Andrew Thomas	Chief Technology Officer and Director
Andrew Thomas

/s/ Paul Thomas	Director, President
Paul Thomas

/s/ Paul Benford	Director and Chief Operating Officer
Paul Benford

/s/ Lowell Holden	Chief Financial Officer (Principal Financial Officer),
Lowell Holden Principal Accounting Officer, Treasurer

/s/ Norman Evans	Independent Director
Norman Evans

/s/ Kenneth Jennings	Independent Director
Kenneth Jennings

/s/ Gary Tillery	Chief Executive Officer and Director
Gary Tillery	(Principal Executive Officer)

/s/ Xavier Mesrobian	Chairman of the Board and Director
Xavier Mesrobian

/s/ Lee Tedstone	Independent Director
Lee Tedstone

SKKYNET CLOUD SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Skkynet Cloud Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skkynet Cloud Systems, Inc. (“the Company”) as of October 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

•

We evaluated and tested the mathematical accuracy of management’s calculations and consistency of applied methodology for revenue and the associated timing of revenue and deferred revenue recognized in the financial statements.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2020. Spokane, Washington
January 27, 2026

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,427,321	$1,158,225
Accounts receivable	376,830	361,480
Prepaid expenses	26,863	27,595
Total current assets	1,831,014	1,547,330

Property and equipment, net of accumulated depreciation of $ 90,686 and $88,746, respectively	-	2,156
Total assets	$1,831,014	$1,549,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expense	$209,901	$154,634
Accrued liability - related parties	245,712	166,940
Deferred revenue	347,686	338,382
Total current liabilities	803,299	659,956

Total liabilities	803,299	659,956

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock; $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and 193,661 outstanding, respectively	194	194
Common stock, $0.001 par value, 70,000,000 authorized, 53,143,822 and 53,143,822 issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,348,775	7,226,547
Accumulated other comprehensive income (loss)	73,172	80,946
Accumulated deficit	(6,447,576)	(6,471,307)
Total stockholders’ equity	1,027,715	889,530

Total liabilities and stockholders’ equity	$1,831,014	$1,549,486

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
	2025	2024
Revenue	$2,550,951	$2,561,745

Operating expenses:
Salary and wages	1,397,572	1,302,904
Consultants and directors	153,645	139,193
Advertising	309,635	315,259
General and administrative expense	694,656	743,267
Depreciation	1,931	2,425
Operating expense	2,557,439	2,503,048

Income (loss) from operations	(6,488)	58,697

Other income (expense):
Other income	37,761	25,606
Debt recovery (expense)	(13,675)	-
Currency exchange	(7,172)	(11,341)
Total other income (expense)	16,914	14,265

Income (loss) before taxes	10,426	72,962

Income tax refund	24,925	26,128

Net income (loss)	35,351	99,090

Preferred dividends	(11,620)	(11,620)

Income (loss) to common shareholders	23,731	87,470

Foreign currency translation adjustments	(7,774)	6,864

Comprehensive income (loss)	$15,957	$94,334

Net income (loss) per share to common shareholders, basic	$0.00	$0.00

Net income (loss) per share to common shareholders, diluted	$0.00	$0.00

Weighted average number of shares outstanding, basic	53,143,822	53,143,822

Weighted average number of shares outstanding, diluted	59,771,458	61,217,272

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED OCTOBER 31, 2025 AND 2024

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at October 31, 2023	53,143,822	$53,145	5,000	$5	193,661	$194	$7,146,991	$(6,558,777)	$74,082	$715,640
Stock option expense	-	-	-	-	-	-	79,556	-	-	79,556
Change due to currency exchange	-	-	-	-	-	-	-	-	6,864	6,864
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(11,620)	-	(11,620)

Net income	-	-	-	-	-	-	-	99,090	-	99,090

Balance at October 31, 2024	53,143,822	53,145	5,000	5	193,661	194	7,226,547	(6,471,307)	80,946	889,530
Stock option expense	-	-	-	-	-	-	122,228	-	-	122,228
Change due to currency exchange	-	-	-	-	-	-	-	-	(7,774)	-
Dividend accrued on series B preferred share	-	-	-	-	-	-	-	(11,620)	-	(11,620)

Net income	-	-	-	-	-	-	-	35,351	-	35,351

Balance at October 31, 2025	53,143,822	$53,145	5,000	$5	193,661	$194	$7,348,775	$(6,447,576)	$73,172	$1,027,715

The accompanying notes are an integral part of these consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$35,351	$99,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,931	2,425
Option based compensation	122,228	79,556
Bad debt expense	13,631	-
Changes in operating assets and liabilities:
Accounts receivable	(28,981)	(55,225)
Prepaid and other assets	732	(3,334)
Accounts payable and accrued expense	55,479	69,764
Accrued liability-related party	67,152	64,150
Deferred revenue	9,304	(21,788)
Net cash provided by (used in) operating activities	276,827	234,638

Effect of foreign exchange on cash and cash equivalents	(7,761)	6,837

Net increase in cash and cash equivalents	269,066	241,475
Cash and cash equivalents– beginning of year	1,158,255	916,780
Cash and cash equivalents– end of year	$1,427,321	$1,158,255

SUPPLEMENT DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON MONETARY TRANSACTIONS
Dividends accrued on series B preferred shares	$11,620	$11,620

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

In March 2012, we completed the acquisition of all of the issued and outstanding shares of common stock of Cogent from Sakura Software Inc. and Benford Consultancy Inc. in exchange for a total of thirty million (30,000,000) restricted shares of our common stock, as a result of which Cogent became our wholly owned subsidiary. As part of the exchange transaction, we also issued 5,000 Series A Preferred share to Sakura Software and Benford Consultancy. Prior to the closing of the exchange transaction, we did not have any operating revenues, and we had nineteen million (19,000,000) shares outstanding and $8,720 of net assets. This transaction was accounted for as a reverse merger and recapitalization. At the acquisition closing, Cogent’s business consisted primarily of providing connectivity and data acquisition to a wide variety of industrial and office hardware and software products and then making that data available over a network using industry-standard protocols. Cogent currently markets its products and services primarily to manufacturers in industrial processes and financial services companies.

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

Revenues from cloud services and subscription service are recognized over time (typically, on a monthly basis) as service is provided.

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the year ended October 31, 2025, $271,683 of deferred revenue was returned to sales and $284,540 was added to deferred revenue from sales. As of October 31, 2025 and 2024 the deferred revenue was $347,686 and $338,382, respectively.

Payments for subscription revenue has increased 268% to $364,395 in the year ended October 31, 2025 from $136,770 in 2024. Perpetual revenue for the year ended October 31, 2025 was $2,186,556 compared to $2,424,975 in 2024. The move to subscription revenue from perpetual revenue impacts near term revenue .

Management considers that of the Company’s significant accounting policies and estimates; revenue recognition involves a higher degree of judgment or complexity and is believed to be a critical accounting policy:

Accounts Receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Credit losses are a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for credit losses were considered necessary in previous years as the Company had not experienced credit losses during those periods Although, the Company expensed $13,675 in bad debt for the year ending in 2025 compared to none during previous periods, the Company considers the risk to be minimal and insignificant to the financial statements. The company has adopted (ASU) 2016-13 Financial Instruments- Credit Losses as noted below

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended October 31, 2025 and 2024 were $309,635 and $315,259, respectively.

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

Basic and Diluted Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities, such as stock options and convertible preferred shares, were exercised or converted to common stock.  The treasury method is used to calculate the effect of options, and if the converted method is used for convertible preferred shares. Securities that are antidilutive are excluded from the computation of diluted EPS.

The following table reconciles the numerator and denominators used in the computation of basic and diluted EPS for the income from continuing operations.

	Income	Shares	Per -Share
For Year Ended October 31, 2025	(Numerator)	(Denominator )	Amount
Income from continuing operations	35,351
Less: preferred share dividends	(11,620)
Income available to common stockholders - basic EPS	23,731	53,143,822	$0.00

Effect of dilutive securities
Stock options		6,433,975
Convertible preferred stock	11,620	193,661
Income available to common stockholders- diluted EPS	35,351	59,771,458	$0.00

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

Income taxes for subsidiaries Cogent Real-Time Systems , Inc. and Skkynet Corp are subject to the tax statutes in their country of domicile which is Canada.

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

Fair Value Measurement

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1	–

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities, and listed equities.

Level 2	–

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options, and collars.

Level 3	–

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company’s stock option awards are measured at fair value using the Black Scholes option pricing model and are classified as Level 3 fair value measurements due to the use of significant unobservable inputs

Related Parties

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 Financial Instruments-Credit Losses, which replaces the incurred impairment methodology to reflect expected credit losses. The amendments requires the measurement of all expected credit losses for financial assets held at the reporting due to the performance based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 is effective for annual and interim periods beginning after December 31, 2022. The Company adopted the standard on October 31, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2023-07 Segment Reporting This amendment is an update on all public entities that are required to report segment information in accordance with Topic 280 Segment Reporting. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU on an annual and interim bases requires disclosure of significant revenue and expenses on segmented basis. In addition to the measurements that are most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. This Amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. The Company adopted ASU 2023‑07 on January 1, 2025, applying the guidance retrospectively to all periods presented. The adoption did not impact the Company’s consolidated financial statements, as the amendments relate solely to disclosure. The segment reporting is disclosed in these financials.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2025 and 2024:

	2025	2024
Property and equipment	90,686	$90,902
Less: accumulation depreciation	(90,686)	(88,746)
Net property and equipment	$-	$2,156

Depreciation expense totaled $1,931 and $2,156 for the years ended October 31, 2025 and 2024, respectively.

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

The Company’s deferred tax assets for the U.S. parent company and its US subsidiary consisted of the following as of October 31, 2025, and 2024:

	2025	2024
Income/(Loss) Before Income Taxes	$372,505	$347,249
Income Tax Expense	78,226	72,922
Valuation Allowance	(78,226)	(72,922)
Net Amount	$-	$-

Net Operating Losses	$1,288,248	$1,660,753
Tax Rate	21%	21%

Deferred Tax Assets	270,532	348,779
Valuation Allowance	(270,532)	(348,779)
Net Deferred Tax Assets	$-	$-

The US companies had a net income of $372,505 and $347,249 for the years ended October 31, 2025 and 2024, respectively. As of October 31, 2025, the US Companies had a net operating loss carry forward of $1,288,248, which can be used to offset future taxable income. Beginning December 31, 2022, 80% of the qualified net operating loss can be carried forward and applied against future net income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2025 and 2024 is as follows:

	2025	2024
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	-%	-%

The US Companies, due to their losses, have not filed US Corporate tax returns and are subject to examination back to October 31, 2012.

The Company’s deferred tax assets for the Canadian subsidiary companies consisted of the following as of October 31, 2025 and 2024:

	2025	2024
Income/(Loss) Before Income Taxes	$(349,413)	$(259,816)

Income Tax Benefit	92,594	68,851
Valuation Allowance	(92,594)	(68,851)

Net Operating Losses	$963,595	$614,182
Tax Rate	26.5%	26.5%

Deferred Tax Assets	255,353	162,758
Valuation Allowance	(255,353)	(162,758)
Net Deferred Tax Assets	$-	$-

The Canadian Companies had net loss of $349,413 and $259,816 for the years ended October 31, 2025 and 2024, respectively. As of October 31, 2025, the Company had a net operating loss carry forward of $963,595 which can be used to offset future taxable income. The carry forwards will begin to expire in 2038, or twenty years after the loss is first incurred, if not used prior to that date.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended October 31, 2025 and 2024 is as follows:

	2025	2024
Canadian federal statutory rate	26.5%	26.5%
Net operating loss	(26.5)%	(26.5)%
Effective tax rate	-%	-%

The Canadian Companies have filed corporate tax returns through October 31, 2025 and returns since 2017 are open to examination.

During the years ended October 31, 2025 and 2024 Cogent received tax refunds of $24,925 and $26,128, respectively. The refunds are received under a scientific research and development program.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

The Company has elected to amortize the options over the vesting period of the option as stock-based compensation. During the year ended October 31, 2025, the Company expensed $122,228 for options. The unrecognized future balance to be expensed over the term of the options is $400,578.

During the year ended October 31, 2025, the Company issued 763,750 options to 20 individuals with an exercise price of $0.89 per share for 132,500 options and $0.51 for 531,250 options. The Company cancelled 100,000 options during the year ending October 31, 2025.

The number of outstanding options as of year ended October 31, 2025 was 8,737,200

The following sets forth the options granted and outstanding as of October 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contract	Intrinsic
	Options	Price	Life	Value
Outstanding at October 31, 2023	8,073,450	0.16	4.60	$1,320,431
Granted	-	-	-	-
Exercises	-	-	-	-
Forfeited/ Expired by termination	-	-	-	-
Outstanding at October 31, 2024	8,073,450	0.16	3.60	$2,822,540
Granted	763,750	0.50	9.06	-
Exercised	-	-	-	-
Forfeited/Expired by termination	(100,000)	-	-	-
Outstanding at October 31, 2025	8,737,200	0.20	3.10	$3,576,987
Exercisable and vested at October 31, 2025	7,068,450	0.16	2.85	-

NOTE 6 – RELATED PARTY TRANSACTIONS

Sakura Software, a corporation owned by our Chief Technology Officer and Director, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, (“Real Innovations”) a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real-time data transmission and display technology (the “IP”) to Real Innovations under an assignment of intellectual property agreement (the “Assignment Agreement”). In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment, allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

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

On July 30, 2015 the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. Series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend. During the years ended October 31, 2024 and 2023 the Company recognized but did not pay dividends of $11,620 each year. As of the year ended October 31, 2025, the total amount of dividends due to the preferred shareholders was $119,105.

During the year ended October 31, 2025, Mr. Paul E. Thomas received cash payments of $152,158 for consulting services through the Company he owns, LifeCycle IP Management Inc plus accrued $126,607 in services and expenses.

As of October 31, 2025 and 2024, the Company had the following outstanding accrued liabilities due to related parties:

	2025	2024
Accrued liabilities - related parties	$126,607	$59,455
Accrued commissions	-	-
Accrued dividends preferred shares	119,105	107,485
Total accrued liabilities- related parties	$245,712	$166,940

NOTE 7 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and indirectly, through resellers. In the twelve months ended October 31, 2024, 7 resellers accounted for 51% of sales, of which 1 reseller accounted for 25% of sales. In the twelve months ended October 31, 2025, 11 resellers accounted for 50% of sales, of which 1 reseller accounted for 20% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the twelve months ended October 31, 2024, no end user customers were responsible for more than 10% of gross revenue and 35 end user customers were responsible for approximately 50% of gross revenue. In the twelve months ended October 31, 2025, no end user customers were responsible for more than 10% of gross revenue and 25 end user customers were responsible for approximately 50% of gross revenue.

NOTE 8 – REVENUE BY PRODUCT LINES AND GEOGRAPHIC AREAS

The Company revenue by product line during the years ended October 31, 2025, and 2024 was as follows:

	2025		2024
Category	Percent	Amount	Percent	Amount
Software sales	66%	$1,689,653	67%	$1,708,579
Support sales	33%	806,614	30%	766,351
Other sales	2%	54,684	3%	86,815
Total	100%	$2,550,951	100%	$2,561,745

The Company sells its products on a worldwide basis. During the years ended October 31, 2025, and 2024 the Company’s revenue resulted in the following amounts geographically:

	2025		2024
Area	Percent	Amount	Percent	Amount
North America	35%	$887,829	37%	$942,794
Europe	38%	986,324	45%	1,156,230
Asia Pacific	17%	421,850	9%	238,853
South America	2%	49,551	3%	67,234
Other	8%	205,397	6%	156,634
Total	100%	$2,550,951	100%	$2,561,745

NOTE 9 – EQUITY

The Company’s authorized shares of common stock is 70,000,000 with a par value of $0.001. As of October 31, 2025 the total shares outstanding were 53,143,822.

The Company’s authorized shares of preferred stock is 5,000,000 with a par value of $0.001. On March 31, 2012, the Company issued 5,000 shares of Series A preferred stock at $0.001 per share with a value of $5 as founders to two related parties. The preferred shares contained certain voting rights allowing the holders of the shares to elect a majority of the Board of Directors until December 31, 2016 at which time the voting rights expired.

On July 30, 2015, the Company designated 500,000 shares of the preferred stock as Series B Convertible preferred. The Series B shares have a par value of $0.001 and issue value of $1.00 per share. Series B is convertible by the holder into common stock at $1.32 per share. The Company may, any time at its option, redeem the Series B shares at their stated value. The Series B preferred shares hold a 6% per annum accumulative dividend. During the years ended October 31, 2025 and 2024 the Company recognized but did not pay dividends of $11,620 each year. As of the year ended October 31, 2025, the total amount of dividends due to the preferred shareholders was $119,105.

NOTE 10 – SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer, reviews financial information and assesses the operations of the Company in order to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 11 – SUBSEQUENT EVENTS

On December 2, 2025 the Company granted 100,000 options to a new director with a conversion price of $0.48 per share.

On December 8, 2025 the Company granted 900,000 options to the new Chief Executive Officer with a conversion price of $0.45 per share.

On December 15, 2025 the Company granted 435,000 options to 11 employees with a conversion price of $0.40 per share.

On December 18, 2025, the Company received a $1.9 million Industrial AI Product Development Initiative funding through FedDev Ontario’s Regional Artificial Intelligence Initiative. The Company and FedDev Ontario entered into a loan agreement whereby up to $750,000 will be provided to the Company over the Project period in the form of an interest-free repayable loan after the Project completion.

On January 7, 2026 the Company granted 160,000 options to 10 individuals with a conversion price of $0.33 per share.

The Company has evaluated subsequent events to determine events occurring after October 31, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

