Form 10-Q
period 2026-01-31
Skkynet Cloud Systems, Inc.
filed 2026-03-17
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number: 000-54747

SKKYNET CLOUD SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3757848
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2233 Argentia Road Suite 302, Mississauga, Ontario, Canada L5N 2X7

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

As March 17, 2026, there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	October 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,390,791	$1,427,321
Accounts receivable	365,651	376,830
Prepaid expenses	24,499	26,863
Total current assets	1,780,941	1,831,014
Total Assets	$1,780,941	$1,831,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$213,799	$209,901
Accrued liabilities – related party	273,754	245,712
Deferred revenue	424,545	347,686
Total current liabilities	912,098	803,299

Total Liabilities	912,098	803,299

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,413,204	7,348,775
Accumulative other comprehensive income	79,285	73,172
Accumulated deficit	(6,676,990)	(6,447,576)
Total stockholders’ equity	868,843	1,027,715
Total Liabilities and Stockholders’ Equity	$1,780,941	$1,831,014

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For Three Months Ended January 31,
	2026	2025
Revenue	$549,393	$828,052

Operating Expenses:
Depreciation	-	580
Consultants & directors	119,714	95,573
Salaries and wages	270,801	228,359
Advertising	102,961	108,560
General & administrative expenses	273,132	196,743
Operating expense	766,608	629,815

Income (loss) from operations	(217,215)	198,237

Other income (expense):
Other income	11,684	9,752

Currency exchange	(17,161)	21,074
Total other income (expense)	(5,477)	30,826

Income (loss) before taxes	(222,692)	229,063

Income taxes	(3,817)	-

Net (loss) income	(226,509)	229,063

Preferred dividends	(2,905)	(2,905)

Income to common stockholders	(229,414)	226,158

Foreign currency translation adjustment	6,113	(4,673)

Comprehensive income	$(223,301)	$221,485

Net income (loss) per share to common stockholders- basic	$(0.00)	$0.00
Weighted average common shares outstanding -basic	53,143,822	53,143,822
Net income (loss) per share to common stockholders - diluted	$(0.00)	$0.00
Weighted average common shares outstanding – diluted	53,143,822	61,758,522

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

					Series B				Accumulated
					Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530
Change due to currency translation	-	-	-	-	-	-	-	-	(4,673)	(4,673)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	32,098	-	-	32,098

Net income	-	-	-	-	-	-	-	229,063	-	229,063

Balance at January 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,258,645	(6,245,149)	76,273	1,143,113

Balance at October 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,348,775	(6,447,576)	73,172	1,027,715
Change due to currency translation	-	-	-	-	-	-	-	-	6,113	6,113
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	64,429	-	-	64,429

Net loss	-	-	-	-	-	-	-	(226,509)	-	(226,509)

Balance at January 31, 2026	53,143,822	$53,145	5,000	$5	193,661	$194	$7,413,204	$(6,676,990)	$79,285	$868,843

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(226,509)	$229,063
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	580
Stock based compensation	64,429	32,098
Changes in operating assets and liabilities:
Accounts receivable	11,179	(151,699)
Accounts payable and accrued expenses	3,898	2,018
Accrued liabilities – related parties	25,137	16,051
Prepaid expenses and other assets	2,364	4,856
Deferred revenue	76,859	24,301
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(42,643)	157,268

Effect of exchange rate changes on cash and cash equivalents	6,113	(4,607)

Net increase in cash and cash equivalents	(36,530)	152,661

Cash and cash equivalents, beginning of period	1,427,321	1,158,255
Cash and cash equivalents, end of period	$1,390,791	$1,310,255

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends accrued on Series B preferred shares	$2,905	$2,905

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2025 Annual Report on form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the consolidated financial statements for the most recent fiscal year end October 31, 2025 as reported on Form 10-K, have been omitted.

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. The reclassifications have no effect on the net loss or stockholders’ equity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POICIES

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

Income tax

The Company accounts for income taxes under ASC 740. Current tax expense (benefit) is recognized for taxes payable for the period; deferred tax assets and liabilities are recognized for temporary differences between financial and tax bases of assets and liabilities.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting The change in this announcement requires more detailed profit and loss reporting by business segments used by the Company to determine the allocation of assets. ASU 2016-07 is effective for annual periods beginning after December 15, 2023 and interim periods within the fiscal years beginning December 15, 2024. The Company adopted the standard on October 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025‑05, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions within the scope of ASC 606. The expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts. Public business entities are not permitted to elect the optional accounting policy to consider subsequent cash collections The Company adopted ASU 2025‑05 on January 1, 2026, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company elected the practical expedient for current accounts receivable and current contract assets. No other changes were made to the Company’s credit‑loss estimation methodologies.

The Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in the quarter ended January 31, 2026 consistent with the effective date for public business entities (annual periods beginning after December 15, 2024). The Company applied the amendments on a prospective basis to the condensed consolidated financial statements for the current reporting period. Impact on financial statements and disclosures — Adoption of ASU 2023‑09 did not affect the Company’s measurement of income tax expense, deferred tax assets or liabilities, or its effective tax rate.

Accounts receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable include receivables from customers that have received software and support from the Company. Credit losses is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the three months ended January 31, 2026 and 2025, respectively.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the three months period ended January 31, 2026, $272,654 of sales was classified as deferred revenue and $206,377 of deferred revenue was reported as sales. As of January 31, 2026 and October 31, 2025 the deferred revenue was $424,545 and $347,686, respectively.

Payments for subscription revenue has increased 271%  to $73,337 in the three months period ending January 31, 2026 from $19,763 in the same period in 2025.  Perpetual revenue for the three months ended January 31, 2026 was $476,056 compared to $808,289 for the same period in 2025. The move to subscription revenue from perpetual revenue impacts the Company’s revenue reported as subscription licenses pay over a three year period while perpetual licenses are paid ,in full, on the purchase of the license.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the three month periods ended January 31, 2026, and 2025 the revenue by product line is as follows:

Category	Percentage	2026	Percentage	2025
Product sales	62%	$338,844	74%	$615,865
Support	37%	204,972	25%	203,771
Cloud & Other	1%	6,437	1%	8,416
Total	100%	$549,393	100%	$828,052

The Company sells its products on a worldwide basis. During the three month periods ended January 31, 2026, and 2025 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2026	Percentage	2025
Europe	50%	$276,499	46%	$379,912
North America	39%	214,623	19%	155,199
Asia Pacific	7%	37,964	15%	123,484
Middle East Africa/Other	3%	15,750	19%	157,488
South America	1%	4,557	1%	11,969
Total	100%	$549,393	100%	$828,952

NOTE 4 – RELATED PARTY TRANSACTIONS

Sakura Software, a corporation owned by our CTO, Andrew S. Thomas, and Benford Consultancy, a corporation owned by our COO and a member of our Board of Directors, Paul Benford, own, respectively, 72.34% and 27.66% of the issued and outstanding shares of Real Innovations International LLC, (“Real Innovations”) a corporation organized under the laws of Nevis, West Indies. In March 2012, Cogent, our operating subsidiary, assigned all of its intellectual property including the pending patent applications for its real-time data transmission and display technology (the “IP”) to Real Innovations under an assignment of intellectual property agreement (the “Assignment Agreement”). In return for the assignment Real Innovations required a one-time payment of $30,000 to Cogent. Cogent elected to forgo the payment allowing Real Innovations to offset future expenses against the payment. There is no ongoing royalty payment or other form of compensation from Real Innovations to Cogent under the Assignment Agreement.

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of January 31, 2026.

As of January 31, 2026, the amount due to related parties was $273,754 compared to $245,712 as of October 31, 2025. As of January 31, 2026, the amount consisted of accrued dividends of $122,010, directors fees of $9,000 and accrued liabilities of $142,475.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the three months period ended January 31, 2025 the Company issued 631,250 options 18 individuals. The options are exercisable into common stock of the Company at $0.41 per share. The Company calculated a fair value of the outstanding options of $53,128 using the Black Scholes option pricing model with computed volatility of 128.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.51 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the three month period ended January 31, 2026 the Company issued 1,595,000 to options 19 individuals. The options are exercisable into common stock of the Company at $0.33-$0.48 per share. The Company calculated a fair value for the outstanding options as of January 31, 2026 of $64,429 using the Black Scholes option pricing model with computed volatility of 142%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.33-$0.48 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

As of January 31, 2026 the total number of options was 10,332,200 with 7,315,450 exercisable and 3,016,750 not exercisable.

During the three month period ended January 31, 2026, the Company recognized $64,429 of option expense. The unrecognized future balance to be expensed over the term of the options is $803,085.

The following sets forth the options granted and outstanding as of January 31, 2026:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2025	8,737,200	$0.20	3.10	7,068,450	$3,575,987
Granted	1,595,000	0.43	9.75	--	--
Exercised	--	--	--	--	--
Forfeited/Expired by termination	--	--	--	--	--
Outstanding as January 31, 2026	10,332,200	0.24	4.58	7,315,450	$842,024
Exercisable and vested at January 31, 2026	7,315,450	0.17	2.60	--	--

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and indirectly, through resellers. In the three months ended January 31, 2026, 7 resellers accounted for 50% of sales, of which one reseller accounted for 23% of sales. In the three months ended January 31st, 2025, 7 resellers accounted for 53% of sales, of which two resellers each accounted for more than 10%, representing 26% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the three months ended January 31, 2026, no end user customers were responsible for more than 10% of gross revenue and 17 end user customers were responsible for approximately 50% of gross revenue. In the three months ended January 31, 2025, one end user customer was responsible for 14% gross revenue, and nine end user customers were responsible for approximately 51% of gross revenue.

NOTE 7 – SEGMENT REPORTING

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

NOTE 8 – INITIATIVE LOAN

On December 18, 2025, the Company received a $1.9 million Industrial AI Product Development Initiative funding through FedDev Ontario’s Regional Artificial Intelligence Initiative. The Company and FedDev Ontario entered into a loan agreement whereby up to $750,000 will be provided to the Company over the Project period in the form of an interest-free repayable loan after the Project completion. As of January 31, 2026 the Company had not received any funding from the loan agreement.

NOTE 9 – SUBSEQUENT EVENTS

On February 24, 2026 the Industrial AI Product Development Initiative authorized a payment of CDN $187,209 ( US $136,649) to the Company for the initiative loan (see Note 8 above)

The Company has evaluated subsequent events to determine events occurring after January 31, 2026 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above .

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

RESULTS OF OPERATIONS

For the three month period ended January 31, 2025, revenue was $828,052 compared to $549,393 for the same period in 2026. Revenue decreased for the three months period ended January 31, 2026 over the same period in 2025 by 34%. For comparison purposes, the revenue for the quarter ended January 31, 2025 was approximately 32% greater than the 5 year average of revenue of the same periods from 2021 through 2025. The decrease in revenue for the three months period is attributed to lower sales by Cogent along with the move by the Company from perpetual to subscription licenses.

Operating expense was $629,815 for the three month periods ended January 31, 2025 compared to $766,608 for the same period in 2026. The increase in operating expenses was impacted by an increase in salary and wages of $42,442, consulting and directors’ fees of $24,141 and general and administrative expenses of $76,389.

For the three month period ended January 31, 2025, the Company reported an operating income of $198,237 compared to operating loss of $217,215 for the same period in 2026. The operating loss during the three month period ended January 31, 2026 over the operating income for same period in 2025 is attributable to $278,659 lower revenues plus increased expenses of $136,753 in the three month period ended January 31, 2026, versus the same period in 2025.

Other income for the three months period ended January 31, 2025 was $30,826, consisting of other income of $9,752 and a currency gain of $21,074. This compared to other expenses of $5,477 consisting of other income of $11,684 and a currency loss of $17,161 for the same period in 2026. The amount of change in both periods was due mostly to the effect of currency exchange.

Net income, after income taxes of $229,063, was reported for the three month period ended January 31, 2025, compared to net loss after income taxes of $266,509 for the same period in 2026. The net loss for the three month period in 2026 can be attributed to $278,659 of lower revenue during the same period in 2026 versus the same period in 2025. Additionally, the operating expenses for the three month period ended January 31, 2026 was $136,753 more than the same period in 2025.

Net income to common stockholders was $226,158 for the three month period ended January 31, 2025, compared to net loss of $229,414 for the same period in 2026. Net income to common shareholders includes the expense of dividend for preferred stockholders of $2,905 being accrued for the three months period ended January 31, 2025 and 2026.

The Company reported comprehensive income of $221,485 for the three month period ended January 31, 2025 compared to a comprehensive loss of $223,301 for the same period in 2026. The comprehensive income is an adjustment to net gain or loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2026, the Company had current assets of $1,780,941 and current liabilities of $912,098, resulting in working capital of $868,843. Accumulated deficit, as of January 31, 2026, was $6,676,990 with total stockholders’ equity of 868,843. This compares to current assets of $1,831,014 and current liabilities of $803,299 with working capital of $1,027,715 as of October 31, 2025. Accumulated deficit as of October 31, 2025 was $6,447,576 with shareholders’ equity of $1,027,576.

Net cash provided by operating activities for the three month period ended January 31, 2025, was $157,268 compared to net cash used in operating activities of $42,643 for the same period in 2026. The change in cash provided by operating activities for the three month period ended January 31, 2025 compared to the cash used in operating activities over the same period in 2026 was primarily due to a decreased revenue in 2026 compared to 2025 .

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A: RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in our most recent 10-K filing for the year ended October 31, 2025.

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

SKKYNET CLOUD SYSTEMS, INC.

Date: March 17, 2026	By:	/s/ Gary Tillery
Gary Tillery, Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

SKKYNET CLOUD SYSTEMS, INC.

By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer
(Duly Authorized Principal Financial Officer)

