Form 10-Q
period 2026-04-30
Skkynet Cloud Systems, Inc.
filed 2026-06-17
CIK 1546853

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As June 16, 2026 there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	October 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,339,191	$1,427,321
Accounts receivable	579,612	376,830
Prepaid expenses	18,309	26,863
Total current assets	1,937,112	1,831,014
Total Assets	$1,937,112	$1,831,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$192,828	$209,901
Accrued liabilities – related party	263,714	245,712
Deferred revenue	476,797	347,686
Total current liabilities	933,339	803,299

Long term liabilities
Loan payable	166,773	-
Total Liabilities	1,100,112	803,299

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,474,231	7,348,775
Accumulative other comprehensive income	98,712	73,172
Accumulated deficit	(6,789,287)	(6,447,576)
Total stockholders’ equity	837,000	1,027,715
Total Liabilities and Stockholders’ Equity	$1,937,112	$1,831,014

The accompanying notes are an integral part of the unaudited  condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	As of April 30,
	Three Months		Six Months
	2026	2025	2026	2025
Revenue	$606,106	$585,712	$1,155,499	$1,414,764

Operating Expenses:
Depreciation	-	581	-	1,161
Salaries and wages	488,196	431,936	657,702	660,295
Advertising	110,607	79,919	213,568	188,479
Consultants and directors	170,420	131,874	290,134	227,447
General & administrative expenses	106,752	136,095	481,088	338,838
Operating expenses	875,975	780,405	1,642,492	1,411,220

Income (loss) from operations	(269,896)	(194,693)	(486,993)	3,544

Other income (expense):
Other income	13,285	8,357	24,969	18,109
Bad debt expense	-	(13,474)	-	(13,474)
Currency exchange	(2,948)	(26,673)	(20,109)	(5,599)
Total other income (expense)	(10,337)	(31,790)	4,860	(964)

Income (loss) before taxes	(259,532)	(226,483)	(482,133)	2,580

Income taxes refund (expense)	150,140	(1,240)	146,232	(1,240)

Net income (loss)	(109,392)	(227,723)	(335,901)	1,340

Preferred dividends	(2,905)	(2,905)	(5,810)	(5,810)

Income (loss) to common stockholders	(112,297)	(230,628)	(341,711)	(4,470)

Foreign currency translation adjustment	19,427	(4,674)	25,540	(9,347)

Comprehensive income (loss)	$(92,870)	$(235,302)	$(316,171)	$(13,817)

Net income per share to common stockholders- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding -basic and diluted	53,143,822	53,143,822	53,143,822	53,143,822

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530
Change due to currency translation	-	-	-	-	-	-	-	-	(4,673)	(4,673)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	32,098	-	-	32,098

Net income	-	-	-	-	-	-	-	229,063	-	229,063

Balance at January 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,258,645	(6,245,149)	76,273	1,143,113
Change due to currency translation	-	-	-	-	-	-	-	-	(4,674)	(4,674)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	2,905		2,905
Stock option expense	-	-	-	-	-	-	22,539	-	-	22,539

Net income (loss)	-	-	-	-	-	-	-	(227,723)	-	(227,723)

Balance at April 30, 2025	53,143,822	53,145	5,000	5	193,661	194	7,281,184	(6,475,777)	71,599	(30,350

Balance at October 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,348,775	(6,447,576)	73,172	1,027,715
Change due to currency translation	-	-	-	-	-	-	-	-	6,113	6,113
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	64,429	-	-	64,429

Net income (loss)	-	-	-	-	-	-	-	(226,509)	-	(226,509)

Balance at January 31, 2026	53,143,822	53,145	5,000	5	193,661	194	7,413,204	(6,676,990)	79,285	868,843
Change due to currency translation	-	-	-	-	-	-	-	-	19,427	19,427
Dividends accrued on series B preferred shares	-	-	-	-	-	-	-	2,905	-	2,905
Stock option expense	-	-	-	-	-	-	61,027	-	-	61,027

Net income (loss)	-	-	-	-	-	-	-	(109,392)	-	(109,392

Balance at April 30, 2026	53,143,822	$53,145	5,000	$5	193,661	$194	$7,474,231	$(6,789,287)	$98,712	$837,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For Six Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(335,901)	$1,340
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,161
Stock based compensation	125,456	54,637
Changes in operating assets and liabilities:
Accounts receivable	(202,782)	(72,882)
Accounts payable and accrued expenses	(17,073)	(25,077)
Accrued liabilities – related parties	12,192	44,427
Prepaid expenses and other assets	8,554	9,843
Deferred revenue	129,111	73,693
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(280,443)	100,616

NET CASH FROM FINANCING ACTIVITIES
Proceeds from long term loan	166,773	-
NET CASH PORVIDIED BY FINANCING ACTIVITIES	166,773

Effect of exchange rate changes on cash and cash equivalents	25,540	(9,330)

Net increase (decrease) in cash and cash equivalents	(88,130)	91,286

Cash and cash equivalents, beginning of period	1,427,321	1,158,225
Cash and cash equivalents, end of period	$1,339,191	$1,249,541

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends accrued on Series B preferred shares	$5,810	$5,810

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries Cogent Real Time Systems, Inc. (Canada), Skkynet Corp. (Canada) and Skkynet Inc (US).  All material intercompany balances and transactions have been eliminated.

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

The Company, through its subsidiary Cogent Data Systems, received a tax refund of $146,232during the six months period ending April 30, 2026. The refund qualified under the SR:ED program which grants the refunds for the cost of development of the Companies software and product development.

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

Accounts receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from customers that have received software and support from the Company. Credit losses is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the three and six months ended April 30, 2026 and 2025, respectively.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. During the six months period ended April 30, 2026, $375,271 of sales was classified as deferred revenue and $295,377 of deferred revenue was reported as sales. As of April 30, 2026 and October 31, 2025 the deferred revenue was $476,797 and $347,686, respectively.

Payments for subscription revenue was 15% of sales in the six months period ending April 30, 2026 compared to 11.8% in the same period in 2025.  The move to subscription revenue from perpetual revenue impacts the Company’s revenue reported as subscription licenses pay over a three year period while perpetual licenses are paid, in full, on the purchase of the license.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the six month periods ended April 30, 2026, and 2025 the revenue by product line is as follows:

Category	Percentage	2026	Percentage	2025
Product sales	65%	724,143	69%	974,251
Support	36%	421,198	28%	400,689
Cloud & Other	1%	10,158	3%	39,824
Total	100%	1,155,499	100%	1,414,764

The Company sells its products on a worldwide basis. During the six month periods ended April 30, 2026, and 2025 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2026	Percentage	2025
Europe	36%	417,244	39%	554,798
North America	50%	573,657	37%	517,146
Asia Pacific	8%	93,797	11%	161,436
Middle East Africa/Other	6%	65,126	12%	168,436
South America	-	5,675	1%	13,283
Total	100%	$1,155,499	100%	$1,414,764

NOTE 4- RELATED PARTY TRANSACTIONS

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of April 30, 2026.

As of April 30, 2026, the amount due to related parties was $263,714 compared to $245,712 as of October 31, 2025. As of April 30, 2026, the amount consisted of accrued dividends of $124,915, and accrued liabilities of $62,442.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the six months period ended April 30, 2025 the Company issued 631,250 options to 18 individuals.  The options are exercisable into common stock of the Company at $0.41 per share. The Company calculated the fair value of the outstanding options of $53,128 using the Black Scholes option pricing model with computed volatility of 128.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock  price at measurement date of $0.51 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the six months period ended April 30, 2026 the Company issued 1,595,000  options to 19 individuals.  The options are exercisable into common stock of the Company at $0.33-$0.48 per share. The Company calculated a fair value for the outstanding options as of April 30, 2026 of $125,456 using the Black Scholes option pricing model with computed volatility of 142%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.33-$0.48 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

As of April 30, 2026 the total number of options was 10,332,200 with 7,315,450 exercisable and 3,016,750 not exercisable.

During the six month period ended April 30, 2026, the Company recognized $125,456 of option expense. The unrecognized future balance to be expensed over the term of the options is $870,704.

 The following sets forth the options granted and outstanding as of April 30, 2026:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2025	8,737,200	$0.20	3.10	7,068,450	$3,575,987
Granted	1,595,000	0.43	9.75	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding as April 30, 2026	10,332,200	0.24	4.33	7,315,450	$1,033,267
Exercisable and vested at April 30, 2026	7,315,450	0.17	2.10	-	-

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and indirectly, through resellers.  In the six months ended April 30, 2026, six resellers accounted for 51% of sales, of which one reseller accounted for 30% of sales.  In the six months ended April 30th, 2025, seven resellers accounted for 51% of sales, of which one reseller accounted for more than 10%, representing 22% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user.  No reseller has exclusivity in their territory.  In the six months ended April 30, 2026, no end user customers were responsible for more than 10% of gross revenue and 23 end user customers were responsible for approximately 50% of gross revenue.  In the six months ended April 30, 2025, no end user customer was responsible for 10% gross revenue, and 14 end user customers were responsible for approximately 50% of gross revenue.

NOTE 7 -SEGMENT REPORTING

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

NOTE 8 – INITIATIVE LOAN

On December 18, 2025, the Company received a commitment for up to $1.9 million of Industrial AI Product Development Initiative funding through FedDev Ontario’s Regional Artificial Intelligence Initiative. The Company and FedDev Ontario entered into a loan agreement whereby up to $750,000 will be provided to the Company over the Project period in the form of a none interest repayable loan after the Project completion. The loan repayment commences on April 30, 2030 and is repayable on a month basis over a five year period. As of April 30, 2026 the Company received $166,773 from the loan agreement.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after April 30, 2026 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above .

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

RESULTS OF OPERATIONS

For the three and six months periods ended April 30, 2026, revenue was $606,106 and $1,155,499 compared to $583,712 and $1,414,674 for the same period in 2025. Revenue increased for the three months in 2026 by 4% and decreased for the six months period ended April 30, 2026 over the same period in 2025 by 18%. The decrease in the six months revenue in 2026 is attributed to lower sales by Cogent along with the move by the Company from perpetual to subscription licenses.

Operating expense was $875,975 and $1,642,493 for the three month and six months periods ended April 30, 2026 compared to $780,405 and $1,411,220 for the same periods in 2025. The increase in operating expenses was impacted by an increase in advertising of $25,273 and general and administrative expenses of $139,113 during the six months ended April 30, 2026. General and administrative costs increased during the six months ended April 30, 2026 due to additional staff added.

For the three and six month periods ended April 30, 2026, the Company reported an operating loss of $269,896 and $486,993 compared to operating loss of $194,693 and operating income of $3,544 for the same period in 2025. The operating loss during the six month period ended April 30, 2026 over the operating income for same period in 2025 is attributable to $259,265 in lower revenues plus increased expenses of $231,273 in the six month period ended April 30, 2026, versus the same period in 2025.

Other income (expense) for the three and six months period ended April 30, 2026 was other expense of $10,337 and income of $4,860, consisting of other income of $13,285 and $24,969 and a currency loss of $2,948 and $20,109. This compared to other expenses of $31,790 and $964 consisting of other income of $8,357 and $18,109, bad debt expense of $13,474 and a currency loss of $26,673 and $5,599 for the same period in 2025. The significant changes in the six months period ending April 30, 2026 over 2025 was the increase in other income from interest earned and the bad debt write off of $13,474 in 2026 verses none in 2025.

Net loss after income taxes of $109,392 and $335,901, was reported for the three month and six months periods ended April 30, 2026, compared to net loss after income taxes of $227,723 and net income of $1,340 for the same period in 2025. The net loss for the three month period in 2026 can be attributed to $278,659 of lower revenue during that period in 2026 versus the same period in 2025. Additionally, the operating expenses for the three month period ended April 30, 2026 was $136,753 more than the same period in 2025.This was offset by a tax refund of $146,232 in the six months period ended April 30, 2026.

Net loss to common stockholders was $112,297 and $341,711 for the three and six month periods ended April 30, 2026, compared to net loss of $230,628 and $4,470 for the same periods in 2025. Net income to common shareholders includes the expense of dividend for preferred stockholders of $2,905 being accrued for the three and six month periods ended April 30, 2026 and 2025.

The Company reported comprehensive loss of $131,724 and $367,251 for the three and six month periods ended April 30, 2026 compared to a comprehensive loss of $235,302 and $13,817 for the same periods in 2025. The comprehensive income is an adjustment to net gain or loss with foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2026, the Company had current assets of $1,937,112 and current liabilities of $933,339, resulting in working capital of $1,003,773. Accumulated deficit, as of April 30, 2026, was $6,789,287 with total stockholders’ equity of $837,000. This compares to current assets of $1,831,014 and current liabilities of $803,299 with working capital of $1,027,715 as of October 31, 2025. Accumulated deficit as of October 31, 2025 was $6,447,576 with shareholders’ equity of $1,027,715.

Net cash used in operating activities for the six month period ended April 30, 2026, was $280,443 compared to net cash provided by operating activities of $100,616 for the same period in 2025. The change in cash used in operating activities for the six month period ended April 30, 2026 compared to the cash provided by operating activities over the same period in 2025 was due to a combination of decreased revenue $259,265 and increased operating expenses of $231,272 in 2026 compared to 2025 . These two factors caused a variance of $490,537 during the six months period in 2026 compared to the same period in 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework- 2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: June 17, 2026	By:	/s/ Gary Tillery
Gary Tillery, Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer
(Duly Authorized Principal Financial Officer)

