Form 10-Q
period 2026-07-31
Skkynet Cloud Systems, Inc.
filed 2026-09-15
CIK 1546853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As September 15, 2026 there were 53,143,822 shares of Common Stock and 193,661 shares of series B preferred of the issuer outstanding.

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

PART I

ITEM 1: FINANCIAL STATEMENTS

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	October 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,585,566	$1,427,321
Accounts receivable	289,772	376,830
Prepaid expenses	21,342	26,863
Total current assets	1,896,680	1,831,014
Total Assets	$1,896,680	$1,831,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$190,880	$209,901
Accrued liabilities – related party	200,311	245,712
Deferred revenue	406,694	347,686
Total current liabilities	797,885	803,299

Long term liabilities
Loan payable	220,706	-
Total Liabilities	1,018,591	803,299

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	5	5
Series B Preferred convertible stock: $0.001 par value, 500,000 shares authorized, 193,661 issued and outstanding, respectively	194	194
Common stock; $0.001 par value, 70,000,000 shares authorized, 53,143,822 shares issued and outstanding, respectively	53,145	53,145
Additional paid-in capital	7,537,738	7,348,775
Accumulative other comprehensive income	96,039	73,172
Accumulated deficit	(6,809,032)	(6,447,576)
Total stockholders’ equity	878,089	1,027,715
Total Liabilities and Stockholders’ Equity	$1,896,680	$1,831,014

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	As of July 31,
	Three Months		Nine Months
	2026	2025	2026	2025
Revenue	$560,504	$482,682	$1,716,003	$1,897,446
Operating Expenses:
Depreciation	-	600	-	1,761
Compensation expense	467,453	318,519	1,415,289	1,206,261
Advertising	105,692	55,001	319,260	243,480
General & administrative expenses	214,316	160,965	695,404	494,803
Operating expenses	787,461	535,085	2,429,953	1,946,305

Income (loss) from operations	(226,957)	(52,403)	(713,950)	(48,859)

Other income (expense):
Other income	8,958	11,857	33,927	29,966
Bad debt recovery (expense)	778	(157)	778	(13,631)
Currency exchange	16,694	(3,532)	(3,415)	(9,131)
Total other income (expense)	26,430	8,168	31,290	7,204

Income (loss) before taxes	(200,527)	(44,235)	(682,660)	(41,655)

Income taxes refund (expense)	183,687	28,790	329,919	27,550

Net income (loss)	(16,840)	(15,445)	(352,741)	(14,105)

Preferred dividends	(2,905)	(2,905)	(8,715)	(8,715)

Income (loss) to common stockholders	(19,745)	(18,353)	(361,456)	(22,820)

Foreign currency translation adjustment	(2,673)	515	22,867	(8,832)

Comprehensive income (loss)	$(22,418)	$(17,838)	$(338,589)	$(31,652)

Net income per share to common stockholders- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding -basic and diluted	53,143,822	53,143,822	53,143,822	53,143,822

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)

									Accumulated
					Series B Preferred		Additional		Other	Total
	Common Stock		Preferred Stock		Convertible Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at October 31, 2024	53,143,822	$53,145	5,000	$5	193,661	$194	$7,226,547	$(6,471,307)	$80,946	$889,530
Change due to currency translation	-	-	-	-	-	-	-	-	(4,673)	(4,673)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	32,098	-	-	32,098

Net income	-	-	-	-	-	-	-	229,063	-	229,063

Balance at January 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,258,645	(6,245,149)	76,273	1,143,113
Change due to currency translation	-	-	-	-	-	-	-	-	(4,674)	(4,674)
Dividend accrued on series B preferred shares	-	-	-	-	-	-	-	(2,905)		(2,905)
Stock option expense	-	-	-	-	-	-	22,539	-	-	22,539

Net income (loss)	-	-	-	-	-	-	-	(227,723)	-	(227,723)

Balance at April 30, 2025	53,143,822	53,145	5,000	5	193,661	194	7,281,184	(6,475,777)	71,599	930,350
Change due to currency translation	-	-	-	-	-	-	-	-	515	515
Dividend accrued on series B
Preferred shares	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	34,503	-	-	34,503

Net loss	-	-	-	-	-	-	-	(15,445)	-	(15,445)

Balance at July 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,315,687	(6,494,127)	72,114	947,018

Balance at October 31, 2025	53,143,822	53,145	5,000	5	193,661	194	7,348,775	(6,447,576)	73,172	1,027,715
Change due to currency translation	-	-	-	-	-	-	-	-	6,113	6,113
Dividends accrued on series B Preferred shares								(2,905)		(2,905)
Stock option expense	-	-	-	-	-	-	64,429	-	-	64,429

Net income (loss)	-	-	-	-	-	-	-	(226,509)	-	(226,509)

Balance at January 31, 2026	53,143,822	53,145	5,000	5	193,661	194	7,413,204	(6,676,990)	79,285	868,843
Change due to currency translation	-	-	-	-	-	-	-	-	19,427	19,427
Dividends accrued on series B Preferred shares								(2,905)		(2,905)
Stock option expense	-	-	-	-	-	-	61,027	-	-	61,027

Net income (loss)	-	-	-	-	-	-	-	(109,392)	-	(109,392)

Balance at April 30, 2026	53,143,822	$53,145	5,000	5	193,661	194	7,474,231	(6,789,287)	98,712	837,000
Change due to currency translation	-	-	-	-	-	-	-	-	(2,673)	(2,673)
Dividend accrued on series B	-	-	-	-	-	-	-	(2,905)	-	(2,905)
Stock option expense	-	-	-	-	-	-	63,507	-	-	63,507

Net income (loss)	-	-	-	-	-	-	-	(16,840)	-	(16,840)

Balance at July 31, 2026	53,143,822	$53,145	5,000	$5	193,661	$194	$7,537,738	$(6,809,032)	$96,039	$878,089

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SKKYNET CLOUD SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For Nine Months ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(352,741)	$(14,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,761
Stock based compensation	188,963	89,140
Bad debt expense	(778)	13,631
Changes in operating assets and liabilities:
Accounts receivable	87,836	117,441
Accounts payable and accrued expenses	(19,021)	(7,782)
Accrued liabilities – related parties	(54,116)	6,830
Prepaid expenses and other assets	5,521	(4,694)
Deferred revenue	59,008	1,227
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(85,328)	203,449

NET CASH FROM FINANCING ACTIVITIES
Proceeds from long term loan	220,706	-
NET CASH PORVIDIED BY FINANCING ACTIVITIES	220,706

Effect of exchange rate changes on cash and cash equivalents	22,867	(8,821)

Net increase (decrease) in cash and cash equivalents	158,245	194,628

Cash and cash equivalents, beginning of period	1,427,321	1,158,255
Cash and cash equivalents, end of period	$1,585,566	$1,352,883

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Dividends accrued on Series B preferred shares	$8,715	$8,715

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

The Company, through its subsidiary Cogent Data Systems, received a tax refund of $329,919 during the nine month period ending July 31, 2026. The refund qualified under the SR:ED program which grants the refunds for the cost of development of the Companies software and product development.

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

In July 2025, the FASB issued ASU 2025‑05, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions within the scope of ASC 606. The expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts. Public business entities are not permitted to elect the optional accounting policy to consider subsequent cash collections. The Company adopted ASU 2025‑05 on November 1, 2025, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements. Upon adoption, the Company elected the practical expedient for current accounts receivable and current contract assets. No other changes were made to the Company’s credit‑loss estimation methodologies.

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

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to provide additional disclosures in the notes to the financial statements that disaggregate certain expense captions presented on the face of the income statement into specified natural expense categories, such as employee compensation, depreciation, amortization, and inventory-related expenses. The guidance does not change the recognition or measurement of expenses and does not require changes to the presentation of expenses on the face of the income statement.

ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures. The adoption of this standard is not expected to impact the Company's consolidated financial position, results of operations, or cash flows.

Accounts receivable

Accounts Receivable are carried at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable includes receivables from customers that have received software and support from the Company. Credit losses is a recognition of uncollectable receivables based on past years’ experience and management’s estimate of likely losses for the year. No allowance for bad debt was considered necessary for the three and nine months ended July 31, 2026 and 2025, respectively.

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

Payments received in advance of services being rendered are recorded as deferred revenue and recognized to revenue when earned. As of July 31, 2026, $216,167 of sales was classified as deferred revenue and $157,141 of deferred revenue was reported as sales. As of July 31, 2026 and October 31, 2025 the deferred revenue was $406,694 and $347,686, respectively.

Payments for subscription revenue was 13% of sales in the nine month period ending July 31, 2026 compared to 12% in the same period in 2025. The move to subscription revenue from perpetual revenue impacts the Company’s revenue reported as subscription licenses pay over a three year period while perpetual licenses are paid, in full, on the purchase of the license.

As part of the revenue recognition reporting, the Company reports revenue by product line and geographic area. During the nine month periods ended July 31, 2026, and 2025 the revenue by product line is as follows:

Category	Percentage	2026	Percentage	2025
Product sales	60%	1,020,169	65%	1,240,174
Support	37%	641,040	32%	606,976
Cloud & Other	3%	54,794	3%	50,296
Total	100%	1,716,003	100%	1,897,446

The Company sells its products on a worldwide basis. During the nine month periods ended July 31, 2026, and 2025 the Company’s geographic concentration of revenue is as follows:

Area	Percentage	2026	Percentage	2025
Europe	37%	639,865	41%	768,937
North America	45%	777,987	37%	694,013
Asia Pacific	12%	202,176	10%	201,671
Middle East Africa/Other	5%	89,791	10%	201,469
South America	1%	6,184	2%	31,356
Total	100%	1,716,003	100%	1,897,446

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

Under the License Agreement, Messrs. Andrew S. Thomas and Paul Benford will benefit indirectly from their indirect ownership of all of the shares of Real Innovations to the extent of any such payments or other undertakings by Cogent on behalf of Real Innovations, but the exact amount of these benefits cannot be determined at this time. No payments have been made as of July 31, 2026.

As of July 31, 2026, the amount due to related parties was $200,311 compared to $245,712 as of October 31, 2025. As of July 31, 2026, the amount consisted of accrued dividends of $127,820, and accrued liabilities due to officers and directors of $72,491.

NOTE 5 – OPTIONS

The Company, under its 2012 Stock Option Plan, issues options to various officers, directors, and consultants. The options vest in equal annual installments over a five year period with the first 20% vested when the options are granted. All of the options are exercisable at a purchase price based on the last trading price of the Company’s common stock.

During the nine month period ended July 31, 2026 the Company issued 631,250 options to 18 individuals. The options are exercisable into common stock of the Company at $0.41 per share. The Company calculated the fair value of the outstanding options of $53,128 using the Black Scholes option pricing model with computed volatility of 128.00%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock  price at measurement date of $0.51 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

During the nine month period ended July 31, 2026 the Company issued 1,695,000 options to 20 individuals. The options are exercisable into common stock of the Company at $0.33-$0.50 per share. The Company calculated a fair value for the outstanding options as of July 31, 2026 of $125,456 using the Black Scholes option pricing model with computed volatility of 161%, risk-free interest rate of 4.5%, expected dividend yield 0%, stock price at measurement date of $0.38-$0.50 and the expected term of ten years. The options are expensed over a five year period with 20% upon issuance and 20% for the first and each subsequent year.

As of July 31, 2026 the total number of options was 10,432,200 with 7,641,200 exercisable and 2,890,000 are not exercisable.

During the nine month period ended July 31, 2026, the Company recognized $188,963 of option expense. The unrecognized future balance to be expensed over the term of the options is $807,197.

The following sets forth the options granted and outstanding as of July 31, 2026:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contract Life	Granted Options Exercisable	Intrinsic value
Outstanding at October 31, 2025	8,737,200	$0.20	3.10	7,068,450	$3,575,987
Granted	1,695,000	0.43	9.50	-	-
Exercised	-	-	-	-	-
Forfeited/Expired by termination	-	-	-	-	-
Outstanding as July 31, 2026	10,432,200	0.24	4.33	7,641,200	$2,879,852
Exercisable and vested at July 31, 2026	7,641,200	0.18	3.09	-	-

NOTE 6 – MAJOR CUSTOMERS

The Company sells to their end-user customers both directly and indirectly, through resellers. In the nine months ended July 31, 2026, seven resellers accounted for 52% of sales, of which one reseller accounted for 27% of sales. In the nine months ended July 31, 2025, seven resellers accounted for 52% of sales, of which one reseller accounted for 20% of sales. The Company maintains all the information on their end user customers, and should a reseller discontinue operations, the Company can sell directly to the end user. No reseller has exclusivity in their territory. In the nine months ended July 31, 2026, no end user customers were responsible for more than 10% of gross revenue and twenty nine end user customers were responsible for approximately 50% of gross revenue. In the nine months ended July 31, 2025, no end user customer was responsible for 10% gross revenue, and nineteen end user customers were responsible for approximately 50% of gross revenue.

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

NOTE 8 – INITIATIVE LOAN

On December 18, 2025, the Company received a commitment for up to $1.9 million of Industrial AI Product Development Initiative funding through FedDev Ontario’s Regional Artificial Intelligence Initiative. The Company and FedDev Ontario entered into a loan agreement whereby up to $750,000 will be provided to the Company over the Project period in the form of a non interest bearing, repayable loan after the Project completion. The loan repayment commences on April 30, 2030 and is repayable on a monthly basis over a five year period. As of July 31, 2026 the Company has received $220,706 from the loan agreement.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2026 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than noted above .

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

The Company provides software and related systems and facilities to collect, process, and distribute real-time information over a network. This capability allows the customers to both locally and remotely manage, supervise, and control industrial processes and financial information systems. By using this software our clients and their relevant customers are given the ability and the tools to observe and interact with these processes and services in real-time as they are underway and to give them the power to analyze, alter, stop, or otherwise influence these activities to conform to their plans.

RESULTS OF OPERATIONS

For the three and nine month periods ended July 31, 2026, revenue was $560,504 and $1,716,003 compared to $482,682 and $1,897,446 for the same period in 2025. Revenue increased for the three months in 2026 by 16% and decreased for the nine months period ended July 31, 2026 over the same period in 2025 by 9%. The decrease in the nine months revenue in 2026 is attributed to Cogent along with the move by the Company from perpetual to subscription licenses. Revenue may vary quarter to quarter due to the number of opportunities that are closed during the quarter.

Operating expense was $787,461 and $2,429,953 for the three month and nine month periods ended July 31, 2026 compared to $535,085 and $1,946,305 for the same periods in 2025. The increase in operating expenses was impacted by an increase in advertising of $75,780, compensation increase by $209,028 and general and administrative expenses of $199,601 during the nine months ended July 31, 2026. Expenses increased during the nine months ended July 31, 2026 due to additional staff and consultants added to support the future growth plan implemented by the Company. This is an investment in the underlying support and systems to generate future revenue.

For the three and nine month periods ended July 31, 2026, the Company reported an operating loss of $226,957 and $713,950 compared to operating loss of $52,403 and $48,859 for the same period in 2025. The increase in the operating loss during the nine month period ended July 31, 2026 over the operating income for same period in 2025 is attributable to $181,443 in lower revenues plus increased expenses of $483,648 in the nine month period ended July 31, 2026, versus the same period in 2025.

Other income (expense) for the three and nine months period ended July 31, 2026 was interest income of $26,430 and $31,290, respectively and a currency gain of $16,694 and currency loss of $3,415, respectively. This compared to interest income of $11,857 and $29,966, respectively, bad debt expense of $13,631 and a currency loss of $3,532 and $9,131, respectively for the same three and nine month periods in 2025. The significant changes in the nine month period ending July 31, 2026 over 2025 was the increase in other income from interest earned and the bad debt write off of $13,474 in 2025 verses zero in 2026.

Net loss after income taxes of $16,840 and $352,741, was reported for the three month and nine month periods ended July 31, 2026, compared to net loss after income taxes of $15,445 and $14,105 for the same periods in 2025. The net loss for the three and nine month periods in 2026 can be attributed to lower revenue and higher expenses as noted above during that period in 2026 versus the same period in 2025. The loss during 2026 was offset by tax credits of $329,919 in the nine month period ended July 31, 2026.

Net loss to common stockholders was $19,745 and $361,456 for the three and nine month periods ended July 31, 2026, compared to net loss of $18,353 and $22,820 for the same periods in 2025. Net income to common shareholders includes the expense of dividend for preferred stockholders of $2,905 and $8,715 being accrued for the three and nine month periods ended July 31, 2026 and 2025.

The Company reported comprehensive loss of $22,418 and $338,589 for the three and nine month periods ended July 31, 2026 compared to a comprehensive loss of $17,838 and $31,652 for the same periods in 2025. The comprehensive income is an adjustment to net gain or loss each period due to foreign currency changes during the specific period.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2026, the Company had current assets of $1,896,680 and current liabilities of $797,885, resulting in working capital of $1,098,795. Accumulated deficit, as of July 31, 2026, was $6,809,032 with total stockholders’ equity of $878,089. This compares to current assets of $1,831,014 and current liabilities of $803,299 with working capital of $1,027,715 as of October 31, 2025. Accumulated deficit as of October 31, 2025 was $6,447,576 with shareholders’ equity of $1,027,715.

Net cash used in operating activities for the nine month period ended July 31, 2026, was $85,328 compared to net cash provided by operating activities of $203,449 for the same period in 2025. The change in cash used in operating activities for the nine month period ended July 31, 2026 compared to the cash provided by operating activities over the same period in 2025 was due to a combination of decreased revenue of $181,443 and increased operating expenses of $483,648 in 2026 compared to 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework-2013. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures along with a lack of a formal review process which includes multiple layers of review. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

SKKYNET CLOUD SYSTEMS INC.

Date: September 15, 2026	By:	/s/ Gary Tillery
Gary Tillery
Chief Executive Officer (Duly Authorized, Principal Executive Officer)

	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer (Duly Authorized Principal Financial Officer)

